Form 10-Q
period 2020-06-30
Stark Focus Group, Inc.
filed 2020-08-05
CIK 1794942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-237100

STARK FOCUS GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

Suite 3001, 505 6th Street SW,

Calgary, Alberta, Canada T2P 1X5

 (Address of principal executive offices, including zip code.)

 (403) 237 - 8330

(Telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  10,220,830 shares as of August 4, 2020.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019 (audited)	3
	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and for the period from April 10, 2019 to June 30, 2020 (audited)	4
	Unaudited Consolidated Statements of Changes in Stockholders’ Equity	5
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended, June 30, 2020	6
	Notes to The Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

PART I. FINANCIAL INFORMATION

STARK FOCUS GROUP INC.

Consolidated Balance Sheet

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash & Cash Equivalents	$5,358	$30,320
Prepaid Expenses	-	7,522
TOTAL ASSETS	$5,358	$37,842

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$11,764	$1,794
Due to related party	5,837	-
Total Liabilities	17,601	1,794

Stockholders’ Equity
Common stock, ($0.0001 par value, 100,000,000 shares authorized 10,220,830 as of June 30, 2020 and December 31, 2019	1,022	1,022
Additional Paid in Capital	43,026	43,026
Retained Earnings	(56,291)	(8,000)
Total Stockholders’ Equity	(12,243)	36,048

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$5,358	$37,842

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.

Consolidated Statement of Operations

(Unaudited)

	Successor For the Three months ended June 30,	Successor For the six months ended June 30,	Predecessor For the three months ended June 30,	Predecessor For the six months ended June 30,	For the period from April 10, 2019 (Inception) to June 30,
	2020	2020	2019	2019	2020

Revenue	$12,667	18,888		-	44,952

Cost of Revenue	10,298	15,578	-	-	38,514

Gross Profit	2,369	3,310		-	6,438

Selling, General & Administrative Expenses	20,392	51,601	852	913	62,729

Income / (loss) from operations	(18,023)	(48,291)	(852)	(913)	(56,291)

Net Income/ (Loss)	$(18,023)	(48,291)	(852)	(913)	(56,291)

Basic and diluted earnings per share	$(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	10,220,830	10,220,830	2,550,830	2,081,529

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.

Consolidated Statement of Changes in Stockholders’ Equity

For the period ended June 30, 2020

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount ($)	Capital ($)	Earnings ($)	Total ($)

Balance, April 10, 2019	8,000,000	800	482	-	1,282

Effect of acquisition on September 27, 2019	2,220,830	222	42,544	-	42,766

Net profit (loss)	-	-	-	(8,000)	(8,000)

Balance, December 31, 2019	10,220,830	1,022	43,026	(8,000)	36,048

Net profit (loss)	-	-	-	(48,291)	(48,291)

Balance, June 30, 2020	10,220,830	1,022	43,026	(56,291)	(12,243)

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
	For the	For the
	six months ended	six months ended
	June 30,	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(48,291)	(913)
Changes in operating assets and liabilities:
Prepaid expenses	7,522	-
Accounts payable and accrued expenses	9,970	-
Net cash provided by (used in) operating activities	(30,799)	(913)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	5,837	-
Share issuance	-	16,108
Net cash provided by (used in) financing activities	5,837	16,108

Net increase (decrease) in cash	(24,962)	15,195
Cash at beginning of period	30,320	37,112
Cash at end of period	$5,358	52,307

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
Interest	$-	-
Income Taxes	$-	-

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the period ended June 30, 2020

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Stark Focus Group, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 3, 2018. The Company was formed to engage in the development and operation of a business engaged in the supply and distribution of niche apparel products to markets worldwide.

On September 27, 2019, Stark Focus Group acquired 100% interest of Common Design Limited of Hong Kong (“Common Design”) as its wholly owned subsidiary. Common Design is a start-up wholesale clothing supplier, established on April 10, 2019 in Hong Kong, specializing in the supply and trading of niche apparel for distribution to markets worldwide. With operating headquarter located in Hong Kong, Common Design designs, sources, and markets a diverse portfolio of dress up, casual and athletic apparel products to its global clients, while maintaining close relationships with its suppliers and manufacturers to ensure competitive pricing and quality management.

NOTE 2. BASIS OF PRESENTATION

On September 27, 2019, the Company issued 8,000,000 common stock to acquire 100% interest of Common Design as its wholly owned subsidiary. The transaction results in Common Design’s shareholders taking control of the Company by voting rights through 78.27% of ownership interest, thus considered as the accounting acquirer according to guidance in the Accounting Standards Codification (“ASC”) 805-10.

As a result, these interim consolidated financial statements are presented as a continuation of Common Design’s financial statements with the assets and liabilities of the Common Design presented at their historical carrying values and the assets and liabilities of the Stark Focus Group, Inc. recognized on the date of the transaction.

The Company’s interim consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These condensed interim consolidated financial statements include the Company’s wholly owned subsidiary, Common Design Limited., and 100 percent of its assets, liabilities and net income or loss. All inter-company accounts and transactions have been eliminated.

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2020 are not necessarily indicative of the results that can be expected for the year ended December 31, 2020.

The Company has a December 31, year-end.

Functional and Presentation Currency

The Company’s foreign operations are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company uses US Dollars as its functional and presentation currency.

As of June 30, 2020, the Company has cash of $5,358 out of which $2,278 was denominated in Canadian Dollars which was translated at the year-end spot rate of 1.3628 CAD to 1 USD.

NOTE 3. GOING CONCERN

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company and its subsidiaries will be able to meet its obligations and continue its operations for next fiscal year. Realization values may be substantially different from carrying values as shown and these condensed consolidated interim financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

At June 30, 2020, the Company had $5,358 in cash and there were outstanding liabilities of $17,601. Management does not believe that the Company’s current cash position is sufficient to cover the expenses they will incur during the next twelve months.

In addition, the recent outbreak of the novel coronavirus, commonly referred to as “COVID-19”, in China and throughout the world is expected to adversely affect the economic conditions in Asia and throughout the world, and could adversely affect our business, results of operations and financial condition.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as going concern.

NOTE 4. Summary of significant accounting policies

a. Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

b. Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2020.

Due to the effect of COVID-19, certain financial assets and liabilities may not longer have inputs to justify its fair value level classification in the fair value hierarchy. In these cases, the Company may be required to use different inputs or sources of input to reclassify fair value measurements. However, COVID-19’s current and foreseeable impact on the Company’s fair value measurement is immaterial as the fair values of the Company’s financial instruments were assumed to approximate carrying values of on-balance-sheet financial instruments since they are short term in nature. These financial instruments include cash and related party loan payable.

c. Earnings per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

d. Cash and Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

e. Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

f. Revenue Recognition

The Company will recognize revenue in accordance with ASC topic 605 “Revenue Recognition” - when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.

g. Cost of Sales

Amounts that will be recorded as cost of sales relate to direct expenses incurred in order to fulfill orders of our customers. Such costs are recorded and allocated as incurred. Our cost of sales will consist primarily of the cost of product and shipping expenses.

h. Fixed Assets

Fixed assets are stated at cost, net of accumulated depreciation and accumulated impairment losses, (if any). The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Property – 40 years

Office Equipment – 5 years

i. Foreign Currency Translation and Balances

Transactions in foreign currencies are initially recorded by the Company at their respective functional currency rates prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated at the functional currency spot rate of exchange at the reporting date. Exchange gains or losses arising from translation are recognized in the statement of operation.

Non-monetary items that are measured in terms of historical cost in a foreign currency are translated using the exchange rates as at the dates of the initial transactions. Non-monetary items measured at fair value in a foreign currency are translated using the exchange rates at the date when the fair value is determined.

Foreign operations

The assets and liabilities of foreign operations are translated to U.S. dollars at exchange rates at the reporting date. The income and expenses of foreign operations are translated into U.S. dollars at exchange rates at the dates of the transactions. Foreign currency differences are recognized in other comprehensive income in the accumulated other comprehensive income (loss).

Foreign exchange gains or losses arising from a monetary item receivable from or payable to a foreign operation, the settlement of which is neither planned nor likely to occur in the foreseeable future and which in substance is considered to form part of the net investment in the foreign operation, are recognized in other comprehensive income in the cumulative amount of foreign currency translation differences.

j. Recently Issued Accounting Guidance

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company’s financial statements.

NOTE 5. BUSINESS ACQUISITION

On September 27, 2019, the Company issued 8,000,000 common stock to acquire 100% interest of Common Design as its wholly owned subsidiary. The transaction results in Common Design’s shareholders taking control of the Company by voting rights through 78.27% of ownership interest. As a result, Common Design, being the legal acquiree, is considered as the accounting acquirer according to guidance in the Accounting Standards Codification (“ASC”) 805-10. As the Company, being the accounting acquiree, does not meet the definition of a business according to ASC 805-10, the transaction is accounted for in accordance to ASC 805-50 as an acquisition of assets.

The net assets acquired was the fair value of the net assets of Stark Focus Group, Inc., which on September 23, 2019 was $42,408. The amount was calculated as follow:

Cash	$44,313
Payables	$(396)
Other current liabilities	$(1,509)
Net assets	$42,408

NOTE 6. RELATED PARTY TRANSACTIONS

As of June 30, 2020, amount due to related parties was $5,837, which were unsecured, non-interest bearing with no specific repayment terms.

NOTE 7. SHARE CAPITAL

On July 3, 2018, the Company incorporated with a seed capital of $31 (CAD$40) for 200,000 common stock.

On December 28, 2018, the Company closed a private placement and issued 1,643,000 common stock for gross proceeds of $37,943 (CAD$49,290). On August 8, 2019, 330,000 of these common stocks were cancelled due to the withdrawal of subscription, resulting in a reduction of $7,621 (CAD$9,900) in share equity.

On February 28, 2019, the Company closed a private placement and issued 707,830 common stock for gross proceeds of $16,108 (CAD$21,235).

On September 27, 2019, the Company issued 8,000,000 common stock to acquire 100% interest of Common Design as its wholly owned subsidiary (See Note 4).

As of June 30, 2020, the Company had 10,220,830 shares of common stock issued and outstanding.

NOTE 8. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company has no commitments and contingencies liabilities to be disclosed.

NOTE 10. CONCENTRATIONS

Initial sales are concentrated with one client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts (if any).

NOTE 11. LEGAL MATTERS

The Company has no known legal issues pending.

NOTE 12. SUBSEQUENT EVENT

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from June 30, 2020 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Stark Focus Group Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason.

In this Quarterly Report, unless otherwise noted, the words “we,” “our,” “us,” or the “Company” refer to Stark Focus Group Inc. and our wholly owned subsidiary, Common Design Limited.

General Overview

We were incorporated on July 3, 2018 in the state of Nevada, USA. We acquired 100% interest of Common Design, a Hong Kong corporation as our wholly-owned subsidiary pursuant to a share exchange agreement dated September 20, 2019. Common Design is a start-up wholesale clothing supplier, established on April 10, 2019, specializing in the supply and trading of niche apparel for distribution to markets worldwide. With operating headquarters located in Hong Kong, Common Design is primarily focused on sourcing and marketing a diverse portfolio of dress up, casual and athletic apparel products to its global clients, while maintaining close relationships with its suppliers and manufacturers to ensure competitive pricing and quality management. In addition, Common Design also plans to develop its own apparel products for manufacturing and sales to clients.

Results of Operations

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Revenues and Operating Expenses:

We generated $12,667 in revenues and incurred $10,298 in cost of sales for the three months ended June 30, 2020 compared to revenues of $Nil and cost of sales of Nil for the three months ended June 30, 2019.

The Company’s sales were realized through Common Design which was acquired by the Company on September 27, 2019.

Selling, General and Administrative Expense:

Selling, general and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees. General and administrative expenses were $20,392 for the three months ended June 30, 2020 compared $852 for the three months ended June 30, 2019.

Net Loss:

Net loss was $18,023 for the three months ended June 30, 2020 compared to a net loss of $852 for the three months ended June 30, 2019.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Revenues and Operating Expenses:

We generated $18,888 in revenues and incurred $15,578 in cost of sales for the six months ended June 30, 2020 compared to revenues of $Nil and cost of sales of Nil for the six months ended June 30, 2019.

The Company’s sales were realized through Common Design which was acquired by the Company on September 27, 2019.

Selling, General and Administrative Expense:

Selling, general and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees. General and administrative expenses were $51,601 for the six months ended June 30, 2020 compared $913 for the six months ended June 30, 2019.

Net Loss:

Net loss was $48,291 for the six months ended June 30, 2020 compared to a net loss of $913 for the three months ended June 30, 2019.

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $30,799 compared to net cash used in operating activities of $913 for the six months ended June 30, 2020.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $5,837 consisting of advance from related parties compared to $16,108 from share issuance for the six months ended June 30, 2019.

Total Assets:

The Company’s total assets were $5,358 as at June 30, 2020 compared to total assets of $37,842 as at December 31, 2019.

Total Liabilities:

The Company’s total liabilities were $17,601 as at June 30, 2020 compared to total liabilities of $1,794 as at December 31, 2019.

Stockholders’ Equity:

The Company’s shareholders’ equity was negative $12,243 as at June 30, 2020 compared to shareholder’s equity of $36,048 as at December 31, 2019.

Liquidity and Capital Resources

As at June 30, 2020, we had cash and cash equivalents of $5,358, total current assets of $5,358 and our total current liabilities of $17,601.

We had working capital deficiency of $12,243 as at June 30, 2020 compared to working capital of $36,048 as at December 31, 2019.

We received advance from related party of $5,837 during the six months ended June 30, 2020.

Capital Resources

We anticipate we will need $50,000 for operations for the next 12 months, which includes $12,500 for selling, general and administrative purposes; $22,500 for professional fees, including legal and audit fees; $5,000 for consulting fees; and $10,000 for working capital. Based on the foregoing, our cash on hand will not be adequate to satisfy our ongoing cash requirements.

Future Financings

We anticipate we will need additional financing to fund our business operations in the future and will primarily rely on equity sales of our common stock and loans from related parties. We presently do not have any arrangements or commitments for additional financing in place. There is no assurance that we will achieve additional financing by either sales of our equity securities or by debt financing. In addition, issuances of additional shares will result in dilution to our existing stockholders.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that is material to investors.

Contractual Obligations and Commitments

As of June 30, 2020, we did not have any contractual obligations and commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “small reporting issuer”, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020.

Our management, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Based on this evaluation, our management has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer, our principal accounting officer and our principal financial officer), to allow timely decisions regarding required disclosure. The reason or these deficiencies are as follows:

1)	We have an inadequate number of personnel.
2)	We do not have sufficient segregation of duties within our accounting functions.
3)	We have insufficient written policies and procedure over our disclosures.

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer and our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2020, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the best knowledge of the Company’s directors and officers, the Company is currently not a party to any material pending legal proceeding.

ITEM 1A: RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing:

Exhibit No.	Description

31.1	Sec. 302 Certification of Chief Executive Officer/Chief Financial Officer

32.1	Sec. 906 Certification of Chief Executive Officer/Chief Financial Officer

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stark Focus Group Inc. Registrant

Date: August 5, 2020	By:	/s/ Mario Todd
Mario Todd
Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

