Form 10-Q
period 2020-09-30
Stark Focus Group, Inc.
filed 2020-11-13
CIK 1794942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,220,830 shares as of November 12, 2020.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019 (audited)	3
	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and for the period from April 10, 2019 to September 30, 2020	4
	Unaudited Consolidated Statements of Changes in Stockholders’ Equity	5
	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended, September 30, 2020	6
	Notes to The Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

SIGNATURES		17

PART I. FINANCIAL INFORMATION

STARK FOCUS GROUP INC.
Consolidated Balance Sheet

	September 30,	December 31,
	2020	2019
	(Unaudited)	(audited)
ASSETS
Current Assets
Cash & Cash Equivalents	$13,875	$30,320
Prepaid Expenses	-	7,522
TOTAL ASSETS	$13,875	$37,842

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$7,440	$1,794
Due to related party	25,667	-
Total Liabilities	33,107	1,794

Stockholders' Equity
Common stock, ($0.0001 par value, 100,000,000 shares authorized 10,220,830 as of March 31, 2020 and December 31, 2019	1,022	1,022
Additional Paid in Capital	43,026	43,026
Retained Earnings	(63,280)	(8,000)
Total Stockholders' Equity	(19,232)	36,048

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$13,875	$37,842

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Consolidated Statement of Operations
(Unaudited)
	Successor	Successor	Predecessor	Predecessor	For the
	For the	For the	For the	For the	period from
	three months ended	nine months ended	three months ended	nine months ended	April 10, 2019
	September 30,	September 30,	September 30,	September 30,	(Inception) to
	2020	2020	2019	2019	March 31, 2020

Revenue	$25,400	44,288	-	-	70,352

Cost of Revenue	19,824	35,402	-	-	58,338

Gross Profit	5,576	8,886	-	-	12,014

Selling, General & Administrative Expenses	12,565	64,166	955	1,868	75,294

Income / (loss) from operations	(6,989)	(55,280)	(955)	(1,868)	(63,280)

Net Income/ (Loss)	$(6,989)	(55,280)	(955)	(1,868)	(63,280)

Basic and diluted earnings per share	$(0.00)	(0.01)	(0.00)	(0.00)
Weighted average number of common shares outstanding	10,220,830	10,220,830	2,357,134	2,211,119

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Consolidated Statement of Changes in Stockholders' Equity
For the period ended September 30, 2020
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount ($)	Capital ($)	Earnings ($)	Total ($)

Balance, April 10, 2019	8,000,000	800	482	-	1,282

Effect of acquisition on September 27, 2019	2,220,830	222	42,544	-	42,766

Net profit (loss)	-	-	-	(8,000)	(8,000)

Balance, December 31, 2019	10,220,830	1,022	43,026	(8,000)	36,048

Net profit (loss)	-	-	-	(55,280)	(55,280)

Balance, September 30, 2020	10,220,830	1,022	43,026	(63,280)	(19,232)

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)
	Successor	Predecessor
	For the	For the
	nine months ended	nine months ended
	September 30,	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(55,280)	(1,868)
Changes in operating assets and liabilities:
Prepaid expenses	7,522	-
Accounts payable and accrued expenses	5,646	392
Net cash provided by (used in) operating activities	(42,112)	(1,476)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	25,667	-
Share issuance	-	8,620
Net cash provided by (used in) financing activities	25,667	8,620

Net increase (decrease) in cash	(16,445)	7,144
Cash at beginning of period	30,320	37,112
Cash at end of period	$13,875	44,256

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
Interest	$-	-
Income Taxes	$-	-

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

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2020 are not necessarily indicative of the results that can be expected for the year ended December 31, 2020.

The Company has a December 31, year-end.

Functional and Presentation Currency

The Company’s foreign operations are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company uses US Dollars as its functional and presentation currency.

As of September 30, 2020, the Company has cash of $13,875 out of which $431 was denominated in Canadian Dollars which was translated at the year-end spot rate of 1.3339 CAD to 1 USD.

NOTE 3. GOING CONCERN

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for next fiscal year. Realization values may be substantially different from carrying values as shown and these condensed consolidated interim financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern.

At September 30, 2020, the Company had $13,875 in cash and there were outstanding liabilities of $33,107. Management does not believe that the company’s current cash position is sufficient to cover the expenses they will incur during the next twelve months.

In addition, the recent outbreak of the novel coronavirus, commonly referred to as "COVID-19", in China and throughout the world is expected to adversely affect the economic conditions in Asia and throughout the world, and could adversely affect our business, results of operations and financial condition.

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

NOTE 6. RELATED PARTY TRANSACTIONS

As of September 30, 2020, amount due to related parties was $25,667, which were unsecured, non-interest bearing advance from related parties with no specific repayment terms.

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

As of September 30, 2020, the Company had 10,220,830 shares of common stock issued and outstanding.

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

NOTE 12. SUBSEQUENT EVENT

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from September 30, 2020 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In this Quarterly Report, unless otherwise noted, the words "we," "our," "us," or the "Company” refer to Stark Focus Group Inc. and our wholly owned subsidiary, Common Design Limited.

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

Results of Operations

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Revenues and Operating Expenses:

We generated $25,400 in sale revenues and incurred $19,824 in cost of sales for the three months ended September 30, 2020 compared to revenues of $Nil and cost of sales of Nil for the three months ended September 30, 2019.

The Company’s sales were realized through Common Design which was acquired by the Company on September 27, 2019.

Selling, General and Administrative Expense:

Selling, general and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees. Selling, general and administrative expenses were $12,565 for the three months ended September 30, 2020 compared $955 for the three months ended September 30, 2019.

Net Loss:

Net loss was $6,989 for the three months ended September 30, 2020 compared to a net loss of $955 for the three months ended September 30, 2019.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Revenues and Operating Expenses:

We generated $44,288 in sale revenues and incurred $35,402 in cost of sales for the nine months ended September 30, 2020 compared to revenues of $Nil and cost of sales of Nil for the nine months ended September 30, 2019.

The Company’s sales were realized through Common Design which was acquired by the Company on September 27, 2019.

 Selling, General and Administrative Expense:

Selling, general and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees. Selling, general and administrative expenses were $64,166 for the nine months ended September 30, 2020 compared $1,868 for the nine months ended September 30, 2019.

Net Loss:

Net loss was $55,280 for the nine months ended September 30, 2020 compared to a net loss of $1,868 for the nine months ended September 30, 2019.

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $42,112 compared to net cash used in operating activities of $1,476 for the nine months ended September 30, 2020.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $25,667 consisting of advance from related parties compared to $8,620 from share issuance for the nine months ended September 30, 2019.

Total Assets:

The Company’s total assets were $13,875 as at September 30, 2020 compared to total assets of $37,842 as at December 31, 2019.

Total Liabilities:

The Company’s total liabilities were $33,107 as at September 30, 2020 compared to total liabilities of $1,794 as at December 31, 2019.

Stockholders’ Equity:

The Company’s shareholders’ equity was negative $19,232 as at September 30, 2020 compared to shareholder’s equity of $36,048 as at December 31, 2019.

Liquidity and Capital Resources

As at September 30, 2020, we had cash and cash equivalents of $13,875, total current assets of $13,875 and our total current liabilities of $33,107.

We had working capital deficiency of $19,232 as at September 30, 2020 compared to working capital of $36,048 as at December 31, 2019.

We received advance from related party of $25,667 during the nine months ended September 30, 2020.

Capital Resources

We anticipate we will need $55,000 for operations for the next 12 months, which includes $12,500 for selling, general and administrative purposes; $12,500 for professional fees, including legal and audit fees; $20,000 for consulting fees; and $10,000 for working capital. Based on the foregoing, our cash on hand will not be adequate to satisfy our ongoing cash requirements.

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

Off-Balance Sheet Arrangements

 As of September 30, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that is material to investors.

Contractual Obligations and Commitments

As of September 30, 2020, we did not have any contractual obligations and commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “small reporting issuer”, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020.

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

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of September 30, 2020, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the best knowledge of the Company’s directors and officers, the Company is currently not a party to any material pending legal proceeding.

ITEM 1A: RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing:

Exhibit No.	Description

31.1	Sec. 302 Certification of Chief Executive Officer/Chief Financial Officer

32.1	Sec. 906 Certification of Chief Executive Officer/Chief Financial Officer

10.1	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stark Focus Group Inc. Registrant

Date: November 13, 2020	By:	/s/ Mario Todd
Mario Todd
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

