Form 10-K
period 2020-12-31
Stark Focus Group, Inc.
filed 2021-04-12
CIK 1794942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to ______________

Commission file number 333-237100

STARK FOCUS GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

Suite 3001, 505 6th Street SW,

Calgary, Alberta, Canada T2P 1X5

 (Address of principal executive offices, including zip code.)

(403) 237 - 8330

(Telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging grown company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2017 was zero based on a zero average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 10,220,830 of Common Stock as of April 12, 2021

Document Incorporated by Reference: None

PART I

Forward Looking Statements.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and the “Company”, mean Stark Focus Group Inc. and our wholly owned subsidiary, Common Design Limited.

Item 1. Description of Business

General Information

We were incorporated on July 3, 2018 in the state of Nevada, USA. We acquired 100% interest of Common Design, a Hong Kong corporation as our wholly-owned subsidiary pursuant to a share exchange agreement dated September 20, 2019. Common Design is a start-up wholesale clothing supplier, established on April 10, 2019, specializing in the supply and trading of niche apparel for distribution to markets worldwide. With operating headquarters located in Hong Kong, Common Design is in the apparel trading business. Common Design is primarily focused on sourcing and marketing a diverse portfolio of dress up, casual and athletic apparel products to its global clients, while maintaining close relationships with its suppliers and manufacturers to ensure competitive pricing and quality management. In the future, Common Design also plans to develop some of its own apparel products.

Other than the Common Design Transaction, we never undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets in the ordinary course of business, neither we have ever been a party to any bankruptcy, receivership or similar proceeding.

We will not be profitable until we derive sufficient revenues and cash flows from sales.

Our current management is comprised of Mario Todd, our President, Chief Executive Officer, and a member of our board of directors and Adam Lui, our Secretary and a member of our board of directors.

Products

Currently, the Company, through Common Design, is involved in the apparel trading business. We source products from suppliers and manufacturers in China and sell such products to customers overseas through buyers and agents in Hong Kong.

In the future, the Company also plans to develop and sell its own line of products and to have such products manufactured in China. As of the date of this Form 10K, the Company has not yet begun the development of its own line of products. The Company expects to engage third-party designers to design the Company's line of products. Once designed, the Company then plans to subcontract the production of its own line of products to manufacturers in China from which the Company is sourcing the products which it currently sells.

The Company focuses on the supply and distribution of a wide range of adult and children apparel, including costumes, dancewear, swimwear, and casual wear.

Costumes.

The Company plans to distribute a selection of adult and children costumes for every occasion, from Halloween to parties and holiday celebrations.

Dancewear.

The Company plans to source a variety of basic and performance dancewear for ballet, contemporary dance, jazz, as well as holiday and character theme dance apparel.

Swimwear.

The Company plans to have a collection of swimwear includes women’s one-piece bathing suits, bikinis, cover-ups, as well as men’s board shorts, swim trunks, and assorted children’s swimwear.

Casual Wear.

The Company plans to design and market its own line of men’s T-shirts and polo shirts and to market the products through online B2C platforms and offline in China.

Product Supply

The Company currently sources its products from manufacturers and suppliers based in Hong Kong and China. With extensive experience in the industry, the Company has good relationships with a number of manufacturers to ensure a secure supply of its current products. The Company’s physical proximity to suppliers not only builds strong rapport but will also likely lead to greater quality control and reliability and efficiency in manufacturing and delivery. Building and fostering supplier relationships will be integral to the Company’s success and competitive advantage. The Company plans to use its current relationships with manufactures for the manufacturing of its own product line.

Market Overview

Apparel Industry

The apparel business is one of the world’s fastest growing industries. Much of this growth can be attributed to the developing markets, notably those of middle-class Asian consumers with an increased interest in clothing as an extension and expression of their new lifestyle. The same consumers are also traveling and shopping abroad with spending outside of their home countries. Particularly, in the luxury goods market, a large percent of all sales is expected to be made by Chinese consumers1.

Costume Industry

According to a National Retail Federation’s annual survey, total spending for Halloween in the United States was expected to reach $8.4 billion in 2016, with each buyer spending an average of roughly US$83. Spending on Halloween costumes was expected to reach $3.1 billion with 67 percent of Halloween shoppers planning on purchasing a costume. The number of people dressing in costumes represents a 7.3 percent increase over an average of the past 12 years.

Dancewear Industry

Based on the 2017 market research conducted by QR Research, the global dancewear market was valued at $429 million in 2016 and is anticipated to reach $555 million by the end of 2022, growing at a rate of 4.38 percent between 2016 and 2022.

Swimwear Industry

The management of the Company believes that the global swimwear market will continue to grow and is projected to reach 2.2 billion units valued at $22.7 billion by 2022. Product innovations remain a key driver for developed countries where the market is highly saturated. Western countries with their large number of swimming pools and water parks saw an increase in swimming as a leisure and recreational activity.

Emerging countries represent the highest growth markets with Brazil and the United States leading as the largest market worldwide and the Asia-Pacific region as the fastest growing market with an expected annual rate of over 10 percent through 2022. In 2016, the swimwear market was dominated by women’s swimwear at 67.88 percent market share, followed by men’s swimwear at 17.72 percent and children’s swimwear at 14.40 percent.

Competition

The apparel market is highly competitive and fragmented with no single company dominating the industry. The industry is highly cyclical and dependent upon various factors including the overall level of discretionary consumer spending and changes taking place in the economic environment. The Company is competing on a domestic and international front amongst other exporters, wholesalers, retailers, and manufacturers. There are various competitive factors at play in the apparel market, including price, design, quality, brand image, marketing, customer service, and consumer preference.

The apparel industry is subject to rapidly changing trends and shifting consumer demands. Stakes are high in staying aware and remaining sensitive to changes in the industry. Part of a company’s success will be dependent upon its ability to identify and capitalize on these emerging trends in the marketplace. More importantly, a company will need to focus on its internal process and supply chain to maintain a competitive edge through the leveraging of its network of suppliers, manufacturers, and logistic providers. Maintaining and developing such relationships can make a substantial difference in a company’s ability to develop, source, and market products at competitive prices.

Market Strategy

The Company plans to distribute products through various wholesale distribution channels, with sales going through local buyers in Hong Kong to wholesalers in North America, Europe, and Australia. The Company expects to maintain a direct line of contact with its suppliers in China, managing the sourcing and subcontracting of products in-house, while delivering products to local buyers and sales agents for distribution to overseas markets. Its efforts are anticipated to be placed on building a strong customer base with a focus on quality, design, and service to generate repeat sales while continuously attracting new buyers.

The Company has a flexible structure to accommodate to the needs of specific clients. The Company believes in establishing a long-term relationship with each of its clients through personalized service tactics, such as the employment of flexible minimum order quantity. While tailored made offerings are becoming increasingly popular at the retail level, the Company believes the embracing of such tactics can bring about tremendous benefit at the distributor level, with consumers feeling valued and distinct.

The Company expects to market products through referrals, sales agents, print advertisements, showrooms, and online platforms specific to each product group. Local buyers make up an important channel for the Company in bringing business outside of domestic grounds and breaking the barrier to entry into larger and more substantiating international markets. Optimizing on the management's network of contacts and maintaining a solid network of contacts is critical to the success of the Company.

Pricing Strategy

The Company aims to produce a variety of quality products to its customers at competitive prices. In doing so, resources are expected to be allocated to product development to create more value-added goods that can be delivered to clients in the timeliest manner. The pricing objective of the Company is not to become the lowest cost provider in the industry, but to achieve competitive pricing without the compromise of product quality. The Company targets a profit margin of a minimum of 10 to 15 percent for its range of apparels, with more favourable pricing offered to long-term and large volume consumers.

The Company’s strategy to maintain cost competitiveness is primarily done through the effective coordination of logistic functions and utilization of cost-efficient distribution channels. Enhancing supply chain management is also key to reducing inventory volume and logistics expenses. The Company aims to maintain strong relationships and rapport with each member of the supply chain to gain a better foothold in negotiation and facilitation of services. Management’s expertise and network in the industry is planned to be utilized in every effective way to reduce costs and achieve a greater profit margin. However, given the Company's limited operating history, it does not have a significant history of doing business with such network of contacts.

Sales Strategy

A majority of the Company’s business is expected to be conducted through direct sales and a dedicated sales force to help the Company tap into unexplored markets and to relay the latest trends in the apparel industry. In order to remain reactive to those shifting currents and reduce inventory cost, the Company plans to employ just-in-time manufacturing and fulfill orders as they are requested. Client orders will likely be completed on a per-order basis after a minimum order quantity has been achieved, in which a production schedule will be set out to ensure an efficient process will be followed from the beginning of production to the distribution of the finished goods.

Promotion Strategy

The Company plans to market its products and services through online and word-of-mouth advertising. The Company aims to be active on a number of B2B and B2C e-commerce platforms appropriate to each of its anticipated product lines to widen its reach and enhance the ‘Company’s exposure in the marketplace.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

We do not own any real property. In Canada, our office space is included in the monthly fee of CAD$500 charged by our accountant, Nofa Accounting Services Ltd. The Company’s subsidiary in Hong Kong, Common Design Limited, is currently sharing an office space with a consultant of Common Design, Ken Lui, who currently charges Common Design a basic monthly consulting fee of HK$5,000 for office space and other consulting services.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Markets (Pink). OTC Markets securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Market securities transactions are conducted through a telephone and computer network connecting dealers. OTC Market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

Our transfer agent is Globex Transfer, LLC, located at 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

Holders

As of December 31, 2020, there were 31 holders of record of our common stock and, 10,220,830 shares of our common stock were issued and outstanding.

Dividends

We have not declared or paid any cash dividends since inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2020 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2020.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchases of Equity Securities by the Company

We did not purchase any of our shares of common stock or other securities during the fiscal year ended December 31, 2020.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended December 31, 2020 and December 31, 2019 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report.

Results of Operations

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

Net Revenues:

We generated $44,288 in revenues and incurred $35,402 in cost of sales for the year ended December 31, 2020, compared to revenues of $26,064 and cost of sales of $22,936 for the year ended December 31, 2019.

Total Assets:

The Company’s total assets were $3,100 for the year ended December 31, 2020 compared to total assets of $37,842 for the year ended December 31, 2019.

Total Liabilities:

The Company’s total liabilities were $58,904 for the year ended December 31, 2020 compared to total liabilities of $1,794 for the year ended December 31, 2019.

Stockholders’ Equity:

The Company’s shareholders’ equity was minus $55,804 for the year ended December 31, 2020 compared to shareholder’s equity of $36,048 for the year ended December 31, 2019.

Selling, General and Administrative Expense:

Selling, general and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees. General and administrative expenses were $100,737 for the year ended December 31, 2020 compared to selling, general and administrative expenses of $11,128 for the year ended December 31, 2019.

Loss from Operations:

Loss from operations for the year ended December 31, 2020 was $91,852, compared to loss from operations of $8,000 for the year ended December 31, 2019.

Net Loss:

Net loss was $91,852 for the year ended December 31, 2020 compared to net loss of $8,000 for the year ended December 31, 2019.

Liquidity and Capital Resources

The Year Ended December 31, 2020 compared to Year Ended December 31, 2019

Cash and cash equivalents were $3,100 as of December 31, 2020. Our total current assets were $3,100 as of December 31, 2020 and our total current liabilities were $58,904. During the year ended December 31, 2019, cash and cash equivalents were $30,320, total current assets was $37,842 and total current liabilities were $1,794.

We had a working capital deficiency of $55,804 as of December 31, 2020 compared to working capital of $36,048 for the year ended December 31, 2019.

We received an advance of $43,082 from a related party during the year ended December 31, 2020. We received $44,048 from financing activities during the year ended December 31, 2019, of which $1,282 was from the issuance of our common stock and $44,275 from cash acquired from asset acquisitions and was offset by the payment of $1,509 to a related party.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations and Commitments

As of December 31, 2020, we do not have any contractual obligations and commitments.

Plan of Operation for the next 12 months

Our expenses for the twelve-month period beginning from January 1, 2021 are estimated to be approximately $65,000. With our working capital deficit of $55,804 as at December 31, 2020, we will need to raise additional capital to cover our expenses for this twelve-month period beginning from January 1, 2020.

Estimated Expenses for the Twelve Month Period Beginning January 1, 2021
Professional Fees	$30,000
Marketing and Business Development	10,000
General & Administrative	25,000
Total	$65,000

We will continue to rely on equity sales of our common shares and funding from directors and shareholders in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Going Concern

We incurred a cumulative net loss of $99,852 during the period from inception to December 31, 2020. We have limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives. Our ability to continue as a going concern is dependent on additional sources of capital and the growth of our business.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2020, and are included elsewhere in this annual report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

N/A.

Item 8. Financial Statements and Supplementary Data

The audit report of Zia Masood Kiani & Co., Chartered Accountants, and our audited financial statements for the year ended December 31, 2020 follow on pages F-1 through F-10.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Stark Focus Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Stark Focus Group Inc. ("the Company") as of December 31, 2020, and 2019, the related consolidated statements of operations, stockholder's equity, and cash flows, for each of the two years in the period ended December 31, 2020 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had suffered recurring losses from operations and had net working capital deficit of $55,804 that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/Zia Masood Kiani & Co.

Zia Masood Kiani & Co.

(Chartered Accountants)

We have served as the Company's auditor since 2019.

Islamabad, Pakistan

Date: April 09, 2021

STARK FOCUS GROUP INC.

Consolidated Balance Sheet

	December 31,	December 31,
	2020	2019
	(Audited)	(Audited)
ASSETS

Current Assets
Cash & Cash Equivalents	$3,100	$30,320
Prepaid Expenses	-	7,522
TOTAL ASSETS	$3,100	$37,842

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$15,822	$1,794
Due to related party	43,082	-
Total Liabilities	$58,904	$1,794

Stockholders' Equity (Deficit)
Common stock, ($0.0001 par value, 100,000,000 shares authorized 10,220,830 as of December 31, 2020 and December 31, 2019	1,022	1,022
Additional Paid in Capital	43,026	43,026
Accumulated Deficit	(99,852)	(8,000)
Total Stockholders' Equity	(55,804)	36,048

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,100	$37,842

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.

Consolidated Statement of Operations (Audited)

	For the year ended December 31, 2020	For the year ended December 31, 2019	For the period from April 10, 2019 (Inception) to December 31, 2020

Revenue	$44,288	26,064	70,352

Cost of Revenue	35,402	22,936	58,338

Gross Profit	8,886	3,128	12,013

Selling, General & Administrative Expenses	100,737	11,128	111,865

Income / (loss) from operations	(91,852)	(8,000)	(99,852)

Net Income/ (Loss) for the year	$(91,852)	(8,000)	(99,852)

Basic and diluted earnings per share	$(0.01)	(0.00)

Weighted average number of common shares outstanding	10,220,830	3,955,055

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.

Consolidated Statement of Changes in Stockholders' Equity (Audited)

For the year ended December 31, 2020

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount ($)	Capital ($)	Deficit ($)	Total ($)

Balance, April 10, 2019	8,000,000	800	482	-	1,282

Effect of acquisition on September 27, 2019	2,220,830	222	42,544	-	42,766

Net profit (loss)	-	-	-	(8,000)	(8,000)

Balance, December 31, 2019	10,220,830	1,022	43,026	(8,000)	36,048

Net profit (loss)	-	-	-	(91,852)	(91,852)

Balance, December 31, 2020	10,220,830	1,022	43,026	(99,852)	(55,804)

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.

Consolidated Statements of Cash Flows (Audited)

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(91,852)	(8,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:	-	-

Changes in operating assets and liabilities:
Prepaid expenses	7,522	(7,522)
Accounts payable and accrued expenses	14,028	1,794
Net cash provided by (used in) operating activities	(70,302)	(13,728)

CASH FLOWS FROM INVESTING ACTIVITIES
	$-	-
Net cash provided by (used in) investing activities	$-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	$43,082	(1,509)
Share issuance	-	1,282
Cash acquired from assets acquisition	-	44,275
Net cash provided by (used in) financing activities	$43,082	44,048

Net increase (decrease) in cash	(27,220)	30,320
Cash at the beginning of the year	$30,320	-
Cash at the end of the year	$3,100	30,320

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	-
Income Taxes	$-	-

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP, INC.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020

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

As a result, these consolidated financial statements are presented as a continuation of Common Design’s financial statements with the assets and liabilities of the Common Design presented at their historical carrying values and the assets and liabilities of the Stark Focus Group, Inc. recognized on the date of the transaction.

The Corporation’s consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements include the Corporation’s wholly owned subsidiary, Common Design Limited., and 100 percent of its assets, liabilities and net income or loss. All inter-company accounts and transactions have been eliminated.

The Company has a December 31, year-end.

Functional and Presentation Currency

The Company’s foreign operations are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company uses US Dollars as its functional and presentation currency.

As of December 31, 2020, the Company has cash of $526.71 (CAD 670) denominated in Canadian Dollars which was translated at the year-end spot rate of 1.2732 CAD to 1 USD.

NOTE 3. going concern

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for next fiscal year. Realization values may be substantially different from carrying values as shown and these condensed consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern.

At December 31, 2020, the Company had $3,100 in cash and there were outstanding liabilities of $58,904. Management does not believe that the company’s current cash position is sufficient to cover the expenses they will incur during the next twelve months. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

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

b. Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2019.

Due to the effect of COVID-19, certain financial assets and liabilities may not longer have inputs to justify its fair value level classification in the fair value hierarchy. In these cases, the Company may be required to use different inputs or sources of input to reclassify fair value measurements. However, COVID-19’s current and foreseeable impact on the Company’s fair value measurement is immaterial as the fair values of the Company’s financial instruments were assumed to approximate carrying values of on-balance-sheet financial instruments since they are short term in nature. These financial instruments include cash, accounts payable, and related party loan payable.

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

f. Revenue Recognition

Management uses the 5 steps framework of ASC 606 to recognize revenue, as follows:

1.	Identify contract with customer

a.	Approval (in writing, orally, or in accordance with other customary business practices) and commitment of the parties;
b.	Identification of the rights of the parties;
c.	Identification of the payment terms;
d.	Contract has commercial substance; and
e.	Probable that the entity will collect the consideration to which it will be entitled in exchange for the good or service that will be transferred to the customer.

2.	Identify performance obligations

a.

At contract inception, management assesses the goods or services promised in a contract with a customer and identifies as a performance obligation each promise to transfer to the customer either: a) A good or service (or a bundle of goods or services) that is distinct b) A series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer

3.	Determined expected transaction price

a.	The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer

4.	Allocate to performance obligations

a.

Once the separate performance obligations are identified and the transaction price has been determined, management allocates the transaction price to the performance obligations in proportion to their standalone selling prices

5.	Recognize revenue upon transfer of control over goods/services

a.

management recognizes revenue only when it satisfies a performance obligation by transferring a promised good or service to a customer. A good or service is considered to be transferred when the customer obtains control.

b.	The standard defines control as an entity’s ability to direct the use of, and obtain substantially all of the remaining benefits from, an asset.
c.	Control is assessed primarily from the customer’s perspective.

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

Property – 40 years

Office Equipment – 5 years

i.Foreign Currency Translation and Balances

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

The net assets acquired was the fair value of the net assets of Stark Focus Group, Inc., which on September 27, 2019 was $42,766. The amount was calculated as follow:

Cash	$44,275
Other current liabilities	$(1,509)
Net assets	$42,766

NOTE 6. RELATED PARTY TRANSACTIONS

As of December 31, 2020, amount outstanding to related parties in total was $52,047, which were unsecured, non-interest bearing advance from related parties with no specific repayment terms.

Effective from September 01, 2019, our wholly owned subsidiary Common Design Limited have executed a consulting agreement for monthly services with one of its related party under which he is entitled to HKD 5,000 (equivalent to USD 641) monthly fee.

Also on July 1, 2020, Common Design Limited have executed monthly rent agreement with one of its related party for office space in Hong Kong at HKD 2,000 (equivalent to USD 256).

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

As of December 31, 2020, the Company had 10,220,830 shares of common stock issued and outstanding.

NOTE 8. INCOME TAXES

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

There was no income tax expense for the years ended December 31, 2020 and 2019. The reconciliation and the tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at the U.S. statutory rate of 21% at December 31, 2020 & 2019 are as follows:

	December 31	December 31
	2020	2019
Deferred tax assets
Net operating losses	$(87,892)	$(8,000)
Deferred tax liability
Net deferred tax assets	18,457	1,680
Less valuation allowance	(18,457)	(1,680)
Deferred tax asset - net valuation allowance	$-	$-

NOTE 9. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingent liabilities to be disclosed.

NOTE 11. CONCENTRATIONS

Initial sales are concentrated with one client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, no provision is accounted for doubtful accounts (if any).

NOTE 12. LEGAL MATTERS

The Company has no known legal issues pending.

NOTE 13. SUBSEQUENT EVENT

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from December 31, 2020 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020.

Our management, with the participation of our president (our principal executive officer, principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer, principal accounting officer and principal financial officer) has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer and our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2020, our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staffs who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness which could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only the management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Mario Todd	President, Chief Executive Officer, Treasurer and Director	63	September 23, 2019
Adam Lui	Secretary and Director	26	July 3, 2018

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mario Todd - President, Chief Executive Officer, Treasurer and Director

Mr. Todd graduated from the Augustana University College with Bachelor of Science degree in Computing Science in 1988. After graduation, Mr. Todd was employed as an accountant at FMC of Canada Ltd and Intelligrade International Inc. in Canada. In December 1994, Mr. Todd moved to Hong Kong and worked for Epic Designers Ltd as a Senior Accountant, with duties including supervision of accounting staff and analyzing management accounts and other company’ investments. From 1997 to 2001, he worked as Finance Manager for RMA Group Limited and as Accounting Manager/Company Secretary for Interform Ceramics Technologies Ltd. From 2001 to 2018, Mr. Todd worked as Group Financial Controller/Creditor controller for Alvarez & Marsal Asia Limited, with duties including liaising with other regional offices, preparing of consolidated financial reports and conducting annual performance appraisals. Since 2018, Mr. Todd has been self-employed and involved in various business opportunities. In addition, while working in Hong Kong since 1994, Mr. Todd has advised a number of companies in the process of setting up and doing business in China.

Adam Lui - Secretary and Director

Mr. Lui graduated from the University of Calgary with a Bachelor of Commerce in Finance in 2016. Since graduation, Adam has been working as an Account Representative in commercial banking at National Bank Financial. Mr. Lui’s role at National Bank Financial is comprised of managing the day to day of commercial accounts, annual reviews of credit facilities, drafting business risk ratings, and other credit related activities. After graduation, Mr. Lui also completed the Canadian Securities Course in 2018 and has enrolled in completing his CFA. Currently, he has passed his CFA Level I and plans to move on to take CFA Level II in 2020.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business.

Family Relationships

There are no family relationships among the directors and officers of the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any civil or criminal proceedings.

Other Directorships

Our directors do not hold any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Board of Directors and Director Nominees

The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which a slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee’s qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual’s experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board.

Some of the factors which the Board considers when evaluating proposed nominees include their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from each candidate prior to reaching a determination, and it is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Board and Committee Meetings

Our board of directors held no in person meetings during the year ended December 31, 2020. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2020, there was no standing nominating committee or committee performing similar functions for our company. Mr. Todd and Mr. Lui participate in the consideration of director nominees.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Audit Committee

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Section 16(a) of the Securities Exchange Act of 1934

During the fiscal year ended December 31, 2020 our Directors and Officers have complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table summarizes the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	our principal financial officer;

(c)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2020 and 2019; and

(d)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2020 and 2019, whom we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Mario Todd(1)	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Chief Executive Officer, and Director	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Adam Lui (2)	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary and Director	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

____________

(1)	Mario Todd was appointed President, Chief Executive Officer, Treasurer and Director of our company on September 23, 2019.
(2)	Adam Lui was appointed Secretary, Chief Financial Officer and Director of our company on July 3, 2018.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Options Grants During the Last Fiscal Year / Stock Option Plans

We do not currently have a stock option plan in favor of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director during the last fiscal year; accordingly, no stock options have been granted or exercised by any of the officers or directors during our last fiscal year.

Aggregated Options Exercises in Last Fiscal Year

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director during our last fiscal year; accordingly, no stock options have been granted or exercised by any of the officers or directors since during our last fiscal year.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2020.

Compensation of Directors

The members of our board of directors are not compensated by our Company for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2020, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Mario Todd Unit E, 23/F, Tower 11, Metro City, Phase 2, Tseung Kwan O, Hong Kong	8,300,000	81.2%
Adam Lui 85 Cougar Ridge Close SW, Calgary, AB, Canada T3H 0V4	100,000 common	0.1%
Directors and Executive Officers as a Group	8,400,000 common	81.3%

Notes:

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

(2)	The percentages are based on 10,220,830 shares of common stock issued and outstanding as of the date of this prospectus.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions and Director Independence

Except as disclosed below, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

As at December 31, 2020, we are obligated to Mario Todd, our president, chief executive officer, director and shareholder and other shareholders for funds advanced to us for working capital in the amount of $52,047 (2019 - Nil). The advances are unsecured and non-interest bearing with no specific repayment term.

As at the date of this Annual Report there are no written agreements between our company and Mario Todd or Adam Lui regarding their respective consulting, officer, or director services to the company.

Director Independence

We currently act with two directors. We do not have a director that would qualify as an “independent director” as defined by Nasdaq Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors’ acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors. Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Indemnification

Our Bylaws provide that we will indemnify our directors and officers to the fullest extent not prohibited by Nevada law.

The general effect of the foregoing is to indemnify a control person, officer or director from liability, thereby making us responsible for any expenses or damages incurred by such control person, officer or director in any action brought against them based on their conduct in such capacity, provided they did not engage in fraud or criminal activity.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers or control persons pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2020 and for fiscal year ended December 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2020 US$		December 31, 2019 US$
Audit Fees	$2,500	(1)	$2,773
Audit Related Fees	Nil		Nil
Tax Fees	2,500		2,734
All Other Fees	$1,650		$550
Total

____________

(1)	Estimate only.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are included with this Report:

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (1).
3.2	Bylaws (1).

(10)	Material Contracts
10.1	Share Exchange Agreement between our Company and Common Design Limited dated September 20, 2019 (1)

(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

*	Filed herewith.
**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to our Registration Statement on Form S-1 filed March 12, 2020.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARK FOCUS GROUP INC.

Dated: April 12, 2021	By:	/s/Mario Todd
Mario Todd
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 12, 2021	By:	/s/Mario Todd
Mario Todd
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

