Form 10-Q
period 2021-03-31
Stark Focus Group, Inc.
filed 2021-05-17
CIK 1794942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,220,830 shares as of May 14, 2021.

PART I. FINANCIAL INFORMATION

STARK FOCUS GROUP INC.
Consolidated Balance Sheet

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash & Cash Equivalents	$2,893	$3,100
Prepaid Expenses	-	-
TOTAL ASSETS	$2,893	$3,100

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$19,587	$15,822
Due to related party	54,250	43,082
Total Liabilities	73,837	58,904

Stockholders’ Equity

Common stock, ($0.0001 par value, 100,000,000 shares authorized 10,220,830 as of March 31, 2020 and December 31, 2019	1,022	1,022
Additional Paid in Capital	43,026	43,026
Retained Earnings	(114,992)	(99,852)
Total Stockholders’ Equity	(70,944)	(55,804)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,893	$3,100

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Consolidated Statement of Operations
(Unaudited)

			For the period from
	For the three months	For the three months	April 10, 2019
	ended	ended	(Inception) to
	March 31, 2021	March 31, 2020	March 31, 2021

Revenue	$6,360	$6,221	$76,712

Cost of Revenue	5,233	5,280	63,571

Gross Profit	1,127	941	13,141

Selling, General & Administrative Expenses	16,267	31,209	128,132

Income / (loss) from operations	(15,140)	(30,268)	(114,991)

Net Income/ (Loss)	$(15,140)	$(30,268)	$(114,991)

Basic and diluted earnings per share	$(0.00)	(0.03)

Weighted average number of common shares outstanding	10,220,830	1,022,830

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Consolidated Statement of Changes in Stockholders’ Equity
For the period ended March 31, 2021
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2019	10,220,830	$1,022	$43,026	$(8,000)	$36,048

Net profit (loss)	-	-	-	(91,852)	(91,852)

Balance, December 31, 2020	10,220,830	$1,022	$43,026	$(99,852)	$(55,804)

Net profit (loss)	-	-	-	(15,140)	(15,140)

Balance, March 31, 2021	10,220,830	$1,022	$43,026	$(114,992)	$(70,944)

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Consolidated Statement of Cash Flows
(Unaudited)

	For the	For the
	three months ended	three months ended
	March 31,	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(15,140)	$(30,268)
Changes in operating assets and liabilities:
Prepaid expenses	-	7,522
Accounts payable and accrued expenses	3,765	127
Net cash provided by (used in) operating activities	(11,375)	(22,619)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	11,168	910
Share issuance	-	-
Net cash provided by (used in) financing activities	11,168	910

Net increase (decrease) in cash	(207)	(21,709)
Cash at beginning of period	3,100	30,320
Cash at end of period	$2,893	$8,611

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
Interest	$-	$-
Income Taxes	$-	$-

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2021

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

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2021 are not necessarily indicative of the results that can be expected for the year ended December 31, 2021.

The Company has a December 31, year-end.

Functional and Presentation Currency

The Company’s foreign operations are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company uses US Dollars as its functional and presentation currency.

As of March 31, 2021, the Company has cash of $2,893 out of which $1,035 (CAD 1,347) denominated in Canadian Dollars which was translated at the year-end spot rate of 1.3014 CAD to 1 USD.

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

At March 31, 2021, the Company had $2,893 in cash and there were outstanding liabilities of $73,837. Management does not believe that the company’s current cash position is sufficient to cover the expenses they will incur during the next twelve months.

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

NOTE 6. RELATED PARTY TRANSACTIONS

As of March 31, 2021, amount outstanding to related parties in total was $54,250, which were unsecured, non-interest bearing advance from related parties with no specific repayment terms.

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

As of March 31, 2021, the Company had 10,220,830 shares of common stock issued and outstanding.

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

NOTE 12. SUBSEQUENT EVENT

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from March 31, 2020 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Revenues and Operating Expenses:

We generated $6,360 in sale revenues and incurred $5,233 in cost of sales for the three months ended March 31, 2021 compared to revenues of $6,221 and cost of sales of $5,280 for the three months ended March 31, 2020.

Selling, General and Administrative Expense:

Selling, general and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees. Selling, general and administrative expenses were $16,267 for the three months ended March 31, 2021 compared $31,209 for the three months ended March 31, 2020.

Net Loss:

Net loss was $15,140 for the three months ended March 31, 2021 compared to a net loss of $30,268 for the three months ended March 31, 2020.

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $11,375 compared to net cash used in operating activities of $22,619 for the three months ended March 31, 2020.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $11,168 consisting of advance from related parties compared to $910 from advance from related parties for the three months ended March 31, 2020.

Total Assets:

The Company’s total assets were $2,893 as at March 31, 2021 compared to total assets of 3,100 as at December 31, 2020.

Total Liabilities:

The Company’s total liabilities were $73,837 as at March 31, 2021 compared to total liabilities of $58,904 as at December 31, 2020.

Stockholders’ Equity:

The Company’s shareholders’ equity was negative $70,944 as at March 31, 2021 compared to shareholder’s equity of negative $55,804 as at December 31, 2020.

Liquidity and Capital Resources

As at March 31, 2021, we had cash and cash equivalents of $2,893, total current assets of $2,893 and our total current liabilities of $73,837.

We had working capital deficiency of $70,944 as at March 31, 2021 compared to working capital deficiency of $55,804 as at December 31, 2020.

We received advance from related parties of $11,168 during the three months ended March 31, 2021.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that is material to investors.

Contractual Obligations and Commitments

As of March 31, 2021, we did not have any contractual obligations and commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “small reporting issuer”, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021.

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

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of March 31, 2021, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Stark Focus Group Inc.
Registrant

Date: May 17, 2021	By:	/s/ Mario Todd
Mario Todd
Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

