Form 10-Q
period 2021-06-30
Stark Focus Group, Inc.
filed 2021-08-18
CIK 1794942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  10,220,830 shares as of August 17, 2021.

PART I. FINANCIAL INFORMATION

STARK FOCUS GROUP INC.

Consolidated Balance Sheet

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash & Cash Equivalents	$3,552	$3,100
Prepaid Expenses	-	-
TOTAL ASSETS	$3,552	$3,100

LIABILITIES & STOCKHOLDERS’’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$11,820	$15,822
Due to related party	83,803	43,082
Total Liabilities	95,623	58,904

Stockholders’’ Equity
Common stock, ($0.0001 par value, 100,000,000 shares authorized
10,220,830 as of June 30, 2021 and December 31, 2020	1,022	1,022
Additional Paid in Capital	43,026	43,026
Retained Earnings	(136,119)	(99,852)
Total Stockholders’’ Equity	(92,071)	(55,804)

TOTAL LIABILITIES & STOCKHOLDERS’’ EQUITY	$3,552	$3,100

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.

Consolidated Statement of Operations

(Unaudited)

	For the	For the	For the	For the	For the period
	three months ended	three months ended	six months ended	six months ended	from ‘April 10, 2019
	June 30,	June 30,	June 30,	June 30,	(Inception) to
	2021	2020	2021	2020	June 30, 2021

Revenue	$13,271	12,667	19,631	18,888	89,983

Cost of Revenue	10,828	10,298	16,061	15,578	74,399

Gross Profit	2,443	2,369	3,570	3,310	15,584

Selling, General & Administrative Expenses	21,127	20,392	39,837	51,601	151,702

Income / (loss) from operations	(18,684)	(18,023)	(36,267)	(48,291)	(136,118)

Net Income/ (Loss)	$(18,684)	(18,023)	(36,267)	(48,291)	(136,118)

Basic and diluted earnings per share	$(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	10,220,830	10,220,830	10,220,830	1,022,830

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Consolidated Statement of Changes in Stockholders’’ Equity
For the period ended June 30, 2021
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2019	10,220,830	$1,022	$43,026	$(8,000)	$36,048

Net profit (loss)	-	-	-	(91,852)	(91,852)

Balance, December 31, 2020	10,220,830	$1,022	$43,026	$(99,852)	$(55,804)

Net profit (loss) for the period	-	-	-	(36,267)	(36,267)

Balance, June 30, 2021	10,220,830	$1,022	$43,026	$(136,119)	$(92,071)

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	six months ended	six months ended
	June 30,	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(36,267)	(48,291)
Changes in operating assets and liabilities:
Prepaid expenses	-	7,522
Accounts payable and accrued expenses	(4,002)	9,970
Net cash provided by (used in) operating activities	(40,269)	(30,799)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	40,721	5,837
Share issuance	-	-
Net cash provided by (used in) financing activities	40,721	5,837

Net increase (decrease) in cash	452	(24,962)
Cash at beginning of period	3,100	30,320
Cash at end of period	$3,552	5,358

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	-
Income Taxes	$-	-

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the period ended June 30, 2021

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

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2021 are not necessarily indicative of the results that can be expected for the year ended December 31, 2021.

The Company has a December 31, year-end.

Functional and Presentation Currency

The Company’s foreign operations are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company uses US Dollars as its functional and presentation currency.

As of June 30, 2021, the Company has cash of $3,552 out of which $905 (CAD 1,196) denominated in Canadian Dollars which was translated at the period-end spot rate of 1.3215 CAD to 1 USD.

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

At June 30, 2021, the Company had $3,552 in cash and there were outstanding liabilities of $95,623. Management does not believe that the company’s current cash position is sufficient to cover the expenses they will incur during the next twelve months.

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

b. Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020

Due to the effect of COVID-19, certain financial assets and liabilities may not longer have inputs to justify its fair value level classification in the fair value hierarchy. In these cases, the Company may be required to use different inputs or sources of input to reclassify fair value measurements. However, COVID-19’s current and foreseeable impact on the Company’s fair value measurement is immaterial as the fair values of the Company’s financial instruments were assumed to approximate carrying values of on-balance-sheet financial instruments since they are short term in nature. These financial instruments include cash, accounts payable, and related party loan payable.

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

NOTE 6. RELATED PARTY TRANSACTIONS

As of June 30, 2021, amount outstanding to related parties in total was $83,803, which were unsecured, non-interest bearing advance from related parties with no specific repayment terms.

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

As of June 30, 2021, the Company had 10,220,830 shares of common stock issued and outstanding.

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

NOTE 12. SUBSEQUENT EVENT

On August 9, 2021, the Company entered into a Share Purchase Agreement in which the Company will divest its shareholding interest of its wholly owned subsidiary, Common Design Limited. It is expected that this proposed transaction will be completed in the near future.

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

Results of Operations

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Revenues and Operating Expenses:

We generated $13,271 in revenues and incurred $10,828 in cost of sales for the three months ended June 30, 2021 compared to revenues of $12,667 and cost of sales of 10,298 for the three months ended June 30, 2020.

The Company’s sales were realized through Common Design which was acquired by the Company on September 27, 2019.

Selling, General and Administrative Expense:

Selling, general and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees. General and administrative expenses were $21,127 for the three months ended June 30, 2021 compared $20,392 for the three months ended June 30, 2020.

Net Loss:

Net loss was $18.684 for the three months ended June 30, 2021 compared to a net loss of $18,023 for the three months ended June 30, 2020.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Revenues and Operating Expenses:

We generated $19,631 in revenues and incurred $16,061 in cost of sales for the six months ended June 30, 2021 compared to revenues of $18,888 and cost of sales of $15,578 for the six months ended June 30, 2020.

Selling, General and Administrative Expense:

Selling, general and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees. General and administrative expenses were $39,837 for the six months ended June 30, 2021 compared $51,601 for the six months ended June 30, 2020.

Net Loss:

Net loss was $36,267 for the six months ended June 30, 2021 compared to a net loss of $48,291 for the six months ended June 30, 2019.

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $40,269 compared to net cash used in operating activities of $30,799 for the six months ended June 30, 2020.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $40,721 consisting of advance from related parties compared to $5,837 from advance from related parties for the six months ended June 30, 2020.

Total Assets:

The Company’s total assets were $3,552 as at June 30, 2021 compared to total assets of $3,100 as at December 31, 2020.

Total Liabilities:

The Company’s total liabilities were $95,623 as at June 30, 2021 compared to total liabilities of $58,904 as at December 31, 2020.

Stockholders’ Equity:

The Company’s shareholders’ equity was negative $92,071 as at June 30, 2021 compared to a negative shareholder’s equity of $55,804 as at December 31, 2020.

Liquidity and Capital Resources

As at June 30, 2021, we had cash and cash equivalents of $3,552, total current assets of $3,552 and our total current liabilities of $95,623.

We had working capital deficiency of $92,071 as at June 30, 2021 compared to working capital deficiency of $55,804 as at December 31, 2020.

We received advance from related party of $40,721 during the six months ended June 30, 2021.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that is material to investors.

Contractual Obligations and Commitments

As of June 30, 2021, we did not have any contractual obligations and commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “small reporting issuer”, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021.

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

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2021, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Stark Focus Group Inc.
Registrant

Date: August 18, 2021	By:	/s/ Mario Todd
Mario Todd
Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

