Form 10-Q
period 2021-09-30
Stark Focus Group, Inc.
filed 2021-11-09
CIK 1794942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number 333-237100

STARK FOCUS GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

38 S Federal Highway #10-199

Dania Beach, FL 33004

(Address of principal executive offices, including zip code.)

(352) 562 - 0289
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  10,220,830 shares as of November 8, 2021.

PART I. FINANCIAL INFORMATION

STARK FOCUS GROUP INC.
Balance Sheet

ASSETS

	September 30,	December 31,
	2021	2020
	(Unaudited)

Current Assets
Cash & Cash Equivalents	$15,917	$3,100
Prepaid Expenses	-	-
TOTAL ASSETS	$15,917	$3,100

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,765	$15,822
Due to related party	-	43,082
Total Liabilities	4,765	58,904

Stockholders' Equity
Common stock, ($0.0001 par value, 100,000,000 shares authorized 10,220,830 as of September 30, 2021 and December 31, 2020	1,022	1,022
Additional Paid in Capital	155,537	43,026
Retained Earnings	(145,407)	(99,852)
Total Stockholders' Equity	11,152	(55,804)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$15,917	$3,100

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statement of Operations
(Unaudited)

	For the	For the	For the	For the
	three months ended	three months ended	nine months ended	nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Selling, General & Administrative Expenses	11,047	10,515	46,885	57,794

Income / (loss) from operations	(11,047)	(10,515)	(46,885)	(57,794)

Gain on disposal of subsidiary	1,812	-	1,812	-

Income (loss) from discontinued operations	(911)	3,526	(482)	2,514
Net Income/ (Loss)	$(10,146)	(6,989)	(45,555)	(55,280)

Basic and diluted earnings per share	$(0.00)	(0.00)	(0.00)	(0.05)

Weighted average number of common shares outstanding	10,220,830	10,220,830	10,220,830	1,022,830

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statement of Changes in Stockholders' Equity
For the period ended September 30, 2020
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2019	10,220,830	$1,022	$43,026	$(8,000)	$36,048

Net profit (loss)	-	-	-	(91,852)	(91,852)

Balance, December 31, 2020	10,220,830	$1,022	$43,026	$(99,852)	$(55,804)

Debt cancellation by a related party	-	-	112,511	-	-
Net profit (loss)	-	-	-	(45,555)	(45,555)

Balance, September 30, 2021	10,220,830	$1,022	$155,537	$(145,407)	$(101,359)

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statements of Cash Flows
(Unaudited)

	For the	For the
	nine months ended	nine months ended
	September 30,	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(45,555)	(55,280)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Debt cancellation by related party	112,511	-
Changes in operating assets and liabilities:
Prepaid expenses	-	7,522
Accounts payable and accrued expenses	(11,057)	5,646
Net cash provided by (used in) operating activities	55,899	(42,112)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	(43,082)	25,667
Net cash provided by (used in) financing activities	(43,082)	25,667

Net increase (decrease) in cash	12,817	(16,445)
Cash at beginning of period	3,100	30,320
Cash at end of period	$15,917	13,875

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	-
Income Taxes	$-	-

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

On August 9, 2021, the Company entered into a share purchase agreement with to sell its 10,000 shares of its wholly owned subsidiary, Common Design Limited of Hong Kong, for a consideration of Ten Thousand Hong Kong Dollars (HK$10,000.00). The 10,000 shares represent all of the issued and outstanding shares of Common Design Limited. The transaction was consummated on September 9, 2021 (See Note 5).

NOTE 2. BASIS OF PRESENTATION

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

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2021 are not necessarily indicative of the results that can be expected for the year ended December 31, 2021.

The Company has a December 31, year-end.

Functional and Presentation Currency

The Company’s foreign operations are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company uses US Dollars as its functional and presentation currency.

As of September, 2021, the Company has cash of $15,917 denominated in Canadian Dollars which was translated at the period-end spot rate of 1.2741 CAD to 1 USD.

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

At September 30, 2021, the Company had $15,917 in cash and there were outstanding liabilities of $4,765. Management does not believe that the company’s current cash position is sufficient to cover the expenses they will incur during the next twelve months.

In addition, the recent outbreak of the novel coronavirus, commonly referred to as "COVID-19", in China and throughout the world is expected to adversely affect the economic conditions throughout the world, and could adversely affect our business, results of operations and financial condition.

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

b. Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2021.

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

NOTE 5. RELATED PARTY TRANSACTIONS

On September 13, 2021, a majority shareholder of the Company entered into a debt cancellation agreement with the Company. As a result of this agreement, the amount of $122,511 due to related parties has been cancelled and recorded as paid-in capital.

As of September 30, 2021, amount outstanding to related parties was $nil.

NOTE 6. SALE OF SUBSIDIARY

On August 9, 2021, the Company entered into a share purchase agreement with an individual to sell its 10,000 shares of its wholly owned subsidiary, Common Design Limited of Hong Kong, for a consideration of Ten Thousand Hong Kong Dollars (HK$10,000.00) or (CAD1,610.00). The 10,000 shares represent all of the issued and outstanding shares of Common Design Limited. The transaction was consummated on September 9, 2021.

The Company recorded a gain of $1,812 for the disposal of the subsidiary broken down as follows:

Common Design Limited	$	$
Proceeds from sale of subsidiary		1,277
Less:
Total Assets	1,773
Total Liabilities	2,308
Net Liabilities		(535)
Gain on disposal of subsidiary		1,812

As a result of the sales, operating results of Common Design Limited has been reclassified as discontinued operations. Prior period results have been reclassed for comparative purposes.

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

As of September 30, 2021, the Company had 10,220,830 shares of common stock issued and outstanding.

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

NOTE 12. SUBSEQUENT EVENT

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from September 30, 2021 through November 8, 2021, the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

General Overview

We were incorporated on July 3, 2018 in the state of Nevada, USA. We acquired 100% interest of Common Design, a Hong Kong corporation as our wholly-owned subsidiary pursuant to a share exchange agreement dated September 20, 2019. Common Design was a start-up wholesale clothing supplier, established on April 10, 2019, specializing in the supply and trading of niche apparel for distribution to markets worldwide. With operating headquarters located in Hong Kong, Common Design was primarily focused on sourcing and marketing a diverse portfolio of dress up, casual and athletic apparel products to its global clients.

On August 9, 2021 we entered into a share purchase agreement wherein the Company is to sell its 10,000 shares of its wholly owned subsidiary, Common Design Limited of Hong Kong, for a consideration of Ten Thousand Hong Kong Dollars (HK$10,000.00). The 10,000 shares represent all of the issued and outstanding shares of Common Design Limited. The transaction was consummated on September 9, 2021.

On August 9, 2021, we entered into a share purchase agreement with to sell our 10,000 shares of its wholly owned subsidiary, Common Design Limited of Hong Kong, for a consideration of Ten Thousand Hong Kong Dollars (HK$10,000.00). The 10,000 shares represent all of the issued and outstanding shares of Common Design Limited. The transaction was consummated on September 9, 2021.

Results of Operations

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Revenues and Operating Expenses:

We generated $Nil in revenues and incurred $Nil in cost of sales for the three months ended September 30, 2021 and 2020 as we sold our 100% interest of our wholly subsidiary, Common Design Limited, during the quarter ended September 30, 2021, and thus the operations of Common Design Limited were excluded from those of the company. The sale transaction of Common Design Limited was completed on September 9, 2021.

Selling, General and Administrative Expense:

Selling, general and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees. Selling, general and administrative expenses were $11,047 for the three months ended September 30, 2021 compared to $10,515 for the three months ended September 30, 2020.

Net Loss:

Net loss was $10,146 for the three months ended September 30, 2021 compared to a net loss of $6,989 for the three months ended September 30, 2020.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Revenues and Operating Expenses:

We generated $Nil in revenues and incurred $Nil in cost of sales for the nine months ended September 30, 2021 and 2020 as we sold our 100% interest of our wholly subsidiary, Common Design Limited, during the quarter ended September 30, 2021, and thus the operations of Common Design Limited were excluded from those of the company.

Selling, General and Administrative Expense:

Selling, general and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees. Selling, general and administrative expenses were $46,885 for the nine months ended September 30, 2021 compared to $57,794 for the nine months ended September 30, 2020.

Net Loss:

Net loss was $45,555 for the nine months ended September 30, 2021 compared to a net loss of $55,280 for the nine months ended September 30, 2020.

Cash Used in Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2021 was $55,899 compared to net cash used in operating activities of $42,112 for the nine months ended September 30, 2020. The amount of debt cancellation by related party was $112,511 during the nine months ended September 30, 2021.

Cash Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2021 was $43,082 consisting of advance from related parties compared to net cash provided by financing activities of $25,667 for the nine months ended September 30, 2020.

Total Assets:

The Company’s total assets were $15,917 as at September 30, 2021 compared to total assets of $3,100 as at December 31, 2020.

Total Liabilities:

The Company’s total liabilities were $4,765 as at September 30, 2021 compared to total liabilities of $58,904 as at December 31, 2020.

Stockholders’ Equity:

The Company’s shareholders’ equity was $11,152 as at September 30, 2021 compared to a negative shareholder’s equity of $55,804 as at December 31, 2020.

Liquidity and Capital Resources

As at September 30, 2021, we had cash and cash equivalents of $15,917, total current assets of $15,917 and our total current liabilities of $4,765.

We had working capital of $11,152 as at September 30, 2021 compared to working capital deficiency of $55,804 as at December 31, 2020.

On September 13, 2021, a majority shareholder of the Company entered into a debt cancellation agreement with the Company. As a result of this agreement, the amount of $122,511 due to related parties has been cancelled and recorded as paid-in capital. As of September 30, 2021, amount outstanding to related parties was $nil

Capital Resources

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that is material to investors.

Contractual Obligations and Commitments

As of September 30, 2021, we did not have any contractual obligations and commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “small reporting issuer”, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021.

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

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of September 30, 2021, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Stark Focus Group Inc.
Registrant

Date: November 9, 2021	By:	/s/ Cao Zhi Fen
Cao Zhi Fen
Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

