Form 10-K
period 2021-12-31
Stark Focus Group, Inc.
filed 2022-04-01
CIK 1794942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________ to ______________

Commission file number 333-237100

STARK FOCUS GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada

 (State or other jurisdiction of incorporation or organization)

38 S Federal Highway #10-199, Dania Beach, FL 33004

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $131,866 on December 31, 2021, the last business day of the registrant’s most recently completed fiscal year.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 9,948,330 of Common Stock as of March 28, 2022

Document Incorporated by Reference: None

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

Item 1. Description of Business

General Information

We were incorporated on July 3, 2018 in the state of Nevada, USA. We acquired 100% interest of Common Design, a Hong Kong corporation as our wholly owned subsidiary pursuant to a share exchange agreement dated September 20, 2019. Common Design is a start-up wholesale clothing supplier, established on April 10, 2019, specializing in the supply and trading of niche apparel for distribution to markets worldwide. With operating headquarters located in Hong Kong, Common Design is in the apparel trading business. Common Design is primarily focused on sourcing and marketing a diverse portfolio of dress up, casual and athletic apparel products to its global clients.

On August 9, 2021, we entered into a share purchase agreement with a third party wherein we would sell our 10,000 shares of our former wholly owned subsidiary, Common Design Limited of Hong Kong, for a consideration of Ten Thousand Hong Kong Dollars (HK$10,000.00). The 10,000 shares represent all of the issued and outstanding shares of Common Design Limited. The transaction was consummated on September 9, 2021.

Also on September 9, 2021, Compass North Holdings Limited purchased 8,280,000 shares of the Company’s common stock, at a price of US$0.0524 per share, from Mr. Mario Todd, our previous majority shareholder.

As a result of the acquisition of 8,280,000 shares of common stock, Compass North Holdings Limited holds approximately 81% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

On September 10, 2021, the Board of Directors accepted the resignation of Mr. Adam Kuen Hin Lui as a Director and Secretary of the Company. At the same time the Board elected Cao Zhi Fen as a Director and Secretary of the Company.

On October 25, 2021, the Board of Directors accepted the resignation of Mr. Mario Todd as director, Chief Executive Officer, President, Chief Financial Officer and Treasurer of the Company. At the same time, the Board elected Ms. Cao Zhi Fen, who is a Director of the Company, as Chief Executive Officer, President, Chief Financial Officer and Treasurer of the Company.

Since the sale of Common Design, we do not have any active business and have been looking for new business opportunities.

Other than the Common Design Transaction, we have never undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets in the ordinary course of business, neither we have ever been a party to any bankruptcy, receivership or similar proceeding.

We will not be profitable until we are successful in acquiring a business and derive sufficient revenues and cash flows from the business.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

We do not own any real property. We are currently sharing an office space with other parties.

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

Our transfer agent is Globex Transfer, LLC, located at 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

Holders

As of December 31, 2021, there were 6 holders of record of our common stock and, 9,948,330 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2021 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2021.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance, and we do not have any outstanding stock options.

Purchases of Equity Securities by the Company

We repurchased 272,500 of our shares of common stock during the fiscal year ended December 31, 2021.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended December 31, 2021 and December 31, 2020 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report.

Results of Operations

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Net Revenues:

We generated $Nil in revenues and incurred $Nil in cost of sales for the year ended December 31, 2021 and 2020 as we sold our 100% interest of our wholly subsidiary, Common Design Limited, during the quarter of the year and thus the operations of Common Design Limited were grouped into a single line and classified as discontinued operations.

Total Assets:

The Company’s total assets were $Nil as of December 31, 2021 compared to total assets of $3,100 as of December 31, 2020.

Total Liabilities:

The Company’s total liabilities were $12,130 as of December 31, 2021 compared to total liabilities of $58,904 as of December 31, 2020.

Stockholders’ Equity:

The Company’s shareholders’ equity was minus $12,130 as of December 31, 2021 compared to shareholder’s equity of minus $55,804 as of December 31, 2020.

Selling, General and Administrative Expense:

There were no selling expenses. General and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees. General and administrative expenses were $54,296 for the year ended December 31, 2021 compared to general and administrative expenses of $90,466 for the year ended December 31, 2020.

Loss from Operations:

Loss from operations for the year ended December 31, 2021 was $54,296, compared to loss from operations of $90,466 for the year ended December 31, 2020.

Net Income (Loss):

Net income was $59,545 for the year ended December 31, 2021 compared to net loss of $91,852 for the year ended December 31, 2020.

Liquidity and Capital Resources

The Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Cash and cash equivalents were $Nil as of December 31, 2021. Our total current assets were $Nil as of December 31, 2021 and our total current liabilities were $12,130. At the end of the year ended December 31, 2020, cash and cash equivalents were $3,100, total current assets was $3,100 and total current liabilities were $58,904.

We had a working capital deficiency of $12,130 as of December 31, 2021 compared to working capital deficiency of $55,804 as of December 31, 2020.

We received advances of $64,429 from related parties during the year ended December 31, 2021. For the year ended December 31, 2020, we received advances of $43,082 from related parties.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations and Commitments

As of December 31, 2021, we do not have any contractual obligations and commitments.

Plan of Operation for the next 12 months

Our expenses for the twelve-month period beginning from January 1, 2022 are estimated to be approximately $65,000. With our working capital deficit of $12,130 as of December 31, 2021, we will need to raise additional capital to cover our expenses for this twelve-month period beginning from January 1, 2022.

Estimated Expenses for the Twelve-Month Period Beginning January 1, 2022
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

Going Concern

We incurred a cumulative net loss of $55,004 during the period from inception to December 31, 2021. We have limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives. Our ability to continue as a going concern is dependent on additional sources of capital and the growth of our business.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2021, and are included elsewhere in this annual report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

N/A.

Item 8. Financial Statements and Supplementary Data

The audit report of K. R. Margetson Ltd.., Chartered Professional Accountants, and our audited financial statements for the year ended December 31, 2021 follow on pages F-1 through F-10. The audit report for the year ended December 31, 2020 was prepared by Zia Masood Kiami & Co. and is also attached.

STARK FOCUS GROUP, INC.

Financial Statements

For the years ended December 31, 2021 and 2020

 (Stated in US Dollars)

STARK FOCUS GROUP, INC.

For the YEARS Ended DECEMBER, 2021 and 2020

8

K. R. MARGETSON LTD.	Chartered Professional Accountant
331 East 5th Street	Tel: 604.220.7704
North Vancouver BC V7L 1M1	Fax: 1.855.603.3228
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Stark Focus Group, Inc.

Opinion on the Financial Statements

 I have audited the accompanying balance sheets of Stark Focus Group, Inc. (“the Company”) as of December 31, 2021 and the related statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for the year ended December 31, 2021 and the related notes (collectively referred to as the financial statements). In my opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

 Going Concern

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has limited operations and has sustained operating losses resulting in a deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Basis for Opinion

 These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on the Company’s financial statements based on my audit. I am a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and am required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

 I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audit, I am required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion.

 My audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe that my audit provides a reasonable basis for my opinion

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way my opinion on the financial statements, taken as a whole, and I am not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

I have determined that there are no critical audit matters to communicate in my auditor’s report.

/s/ K. R. Margetson Ltd.

Chartered Professional Accountant

I have served as the Company’s auditor since 2022.

North Vancouver BC

March 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Stark Focus Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Stark Focus Group Inc. (“the Company”) as of December 31, 2020, and 2019, the related consolidated statements of operations, stockholder’s equity, and cash flows, for each of the two years in the period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had suffered recurring losses from operations and had net working capital deficit of $55,804 that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/Zia Masood Kiani & Co.

Zia Masood Kiani & Co.

(Chartered Accountants)

We have served as the Company’s auditor since 2019.

Islamabad, Pakistan

Date: April 09, 2021

STARK FOCUS GROUP, INC.

Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$-	$589
Discontinued assets – Note 6	-	2,511
TOTAL ASSETS	$-	$3,100

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$6,063	$13,258
Due to related party	-	43,082
Demand loan payable – Note 7	6,067	-
Discontinued liabilities – Note 6	-	2,564
Total Liabilities	12,130	58,904

Stockholders’ Deficit
Common stock – Note 8 Authorized: $0.0001 par value, 100,000,000 shares
Issued and outstanding: 9,948,330 shares (2020 - 10,220,830 shares)	995	1,022
Additional Paid in Capital	41,879	43,026
Accumulated deficit	(55,004)	(99,852)
Total Stockholders’ Deficit	(12,130)	(55,804)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$3,100

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP, INC.

Statements of Operations and Comprehensive Income (Loss)

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2021	2020

Selling, General & Administrative Expenses	$54,296	$90,466

Loss from operations	(54,296)	(90,466)

Other items
Gain on debt forgiveness – Note 5	112,511	-
Gain on sale and deconsolidation of subsidiary – Note 6	1,812	-

Income (loss) from continuing operations	60,027	(90,466)
Loss from discontinued operations – Note 6	(482)	(1,386)

Net income (loss) and comprehensive income (loss)	$59,545	$(91,852)

Basic and diluted earnings (loss) per share	$0.01	$(0.01)
Weighted average number of
common shares outstanding	10,203,659	10,220,830

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP, INC.

Statement of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2021 and 2020

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount $	Capital $	Earnings $	Total $

Balance, December 31, 2019	10,220,830	1,022	43,026	(8,000)	36,048

Net loss and comprehensive loss	-	-	-	(91,852)	(91,852)

Balance, December 31, 2020	10,220,830	1,022	43,026	(99,852)	(55,804)

Share cancellation	(272,500)	(27)	(1,147)	(14,697)	(15,871)
Net income and comprehensive income	-	-	-	59,545	59,545

Balance, December 31, 2021	9,948,330	995	41,879	(55,004)	(12,130)

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP, INC.

Statements of Cash Flows

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$59,545	$(91,852)
Adjustments for non-cash items
Gain on debt forgiveness	(112,511)	-
Gain on sale and deconsolidation of subsidiary	(1,812)	-
Changes in operating assets and liabilities:
Prepaid expenses	-	7,522
Accounts payable and accrued expenses	(9,224)	14,028
Net cash used in operating activities	(64,002)	(70,302)

CASH FLOWS FROM INVESTTING ACTIVITIES
Proceeds from sale of subsidiary	1,277	-
Net cash provided by investing activities	1,277	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	64,429	43,082
Demand loan payable	6,067	-
Shares repurchase and cancelled	(15,871)	-
Net cash provided by financing activities	59,625	43,082

Net decrease in cash	(3,100)	(27,220)
Cash at beginning of year	3,100	30,320
Cash at end of year	$-	$3,100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-
Income Taxes	$-	$-

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2021

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

On August 9, 2021, the Company entered into a share purchase agreement with to sell its 10,000 shares of its wholly owned subsidiary, Common Design Limited of Hong Kong, for a consideration of Ten Thousand Hong Kong Dollars (HK$10,000.00). The 10,000 shares represent all of the issued and outstanding shares of Common Design Limited. The transaction was consummated on September 9, 2021 (See Note 6).

NOTE 2. BASIS OF PRESENTATION

The Corporation’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

The Company has a December 31, year-end.

Functional and Presentation Currency

The Company’s foreign operations are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company uses US Dollars as its functional and presentation currency.

NOTE 3. GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation and its subsidiaries will be able to meet its obligations and continue its operations for next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Corporation be unable to continue as a going concern.

At December 31, 2021, the Company had no cash and there were outstanding liabilities of $12,130. Management does not believe that the company’s current financial position is sufficient to cover the expenses they will incur during the next twelve months. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

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

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It has also disrupted the normal operations of many businesses, including the Company’s. This outbreak could decrease spending, adversely affect demand for the Company’s product and harm the Company’s business and results of operations. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations at this time.

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

b. Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021.

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

d. Deconsolidation

Once the Company ceases to have a controlling interest in a subsidiary, the Company deconsolidates the accounts of the subsidiary as provided by ASC Topic 810, Consolidation. The aggregate of the fair value of consideration received, the fair value of any retained noncontrolling investment and the carrying amount of the former subsidiary’s assets and liabilities are recognized as a gain or loss on disposition.

e. Revenue Recognition

In May 2014, the FASB issued guidance on the recognition of Revenue from Contracts with Customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs

f. Discontinued operations

Discontinued operations are components of an entity that either have been disposed or abandoned or is classified as held for sale. Additionally, in order to qualify as a discontinued operation, the disposal or abandonment must represent a strategic shift that has or will have, a major effect on an entity’s operations and financial results.

g. Income taxes

The Company follows the guideline under ASC Topic 740 Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since the Company is in the developmental stage and has losses, no deferred tax asset or income taxes have been recorded in the financial statements. There are no uncertain tax positions as at December 31, 2021 and 2020.

h. Cancellation of common stock

In accounting for transaction in its common stock, the Company the guideline under ASC Topic 505 – 30 Equity, Treasury Stock. Under that guidance, when a corporation retires its stock, an excess of repurchase price over par or stated value may be allocated to additional paid-in capital and retained earnings. Alternatively, the excess may be charged entirely to retained earnings. The Company has opted to allocate a portion of the access to paid-in capital and in so doing, is subject to prorating that amount based on the amount of paid-in capital of the same issue.

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

NOTE 5. RELATED PARTY TRANSACTIONS

On September 13, 2021, a majority shareholder of the Company entered into a debt cancellation agreement with the Company. As a result of this agreement, the amount of $122,511 due to related parties has been cancelled and recorded as gain on debt forgiveness.

As of September 30, 2021, amount outstanding to related parties was $nil.

NOTE 6. SALE OF SUBSIDIARY, DECONSOLIDATION AND DISCONTINUED OPERATIONS

On August 9, 2021, the Company entered into a share purchase agreement with an individual to sell its 10,000 shares of its wholly owned subsidiary, Common Design LimiDEMAND LOAN PAYABLEted of Hong Kong, for a consideration of Ten Thousand Hong Kong Dollars (HK$10,000.00) or (CAD1,610.00). The 10,000 shares represent all of the issued and outstanding shares of Common Design Limited. The transaction was consummated on September 9, 2021.

The Company recorded a gain of $1,812 for the disposal of the subsidiary. A breakdown is as follows:

Proceeds received		$1,277
Carrying value of investment		-
Carrying value of accounts of subsidiary at time of disposal
Asset	$1,773
Liabilities	2,308
Net gain on elimination of net liabilities		535
Gain on disposal and deconsolidation		$1,812

As a result of the sale, operating results of Common Design Limited has been reclassified as discontinued operations. Prior period results have been reclassed for comparative purposes. A breakdown of the items comprising the assets and liabilities of Common Design Limited as at December 31, 2020 is as follows:

Current assets
Cash	$2,511
Current liabilities
Accounts payable	$2,564

NOTE 7. DEMAND LOAN PAYABLE

During the year ended December 31, 2021, the Company secured a loan facility from an independent third party. The loan is non-interest bearing and due upon demand. The Company intends to use this loan facility as working capital. As of December 31, 2021, the Company has utilized $6,067 of this loan facility.

NOTE 8. SHARE CAPITAL

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

On September 27, 2019, the Company issued 8,000,000 common stock to acquire 100% interest of Common Design as its wholly owned subsidiary (See Note 6).

On December 3, 2021, the Board of Directors approved a plan with certain shareholders of the Company to repurchase an aggregate of 272,500 common shares for $15,871 (CAD$20,000). These shares were subsequently cancelled effective December 8, 2021.

As of December 31, 2021, the Company had 9,948,330 shares of common stock issued and outstanding.

As at December 31, 2021, the company did not have any warrants or options outstanding.

NOTE 9. INCOME TAXES

Income tax expense and recovery differs from that which would be expected from applying the effective tax rates to the net income (loss0 for the years ended December 31, 2021 and 2021for the Company is as follows:

	December 31, 2021	December 31, 2020
Net income (loss)	$59,545	$(91,852)

Statutory and effective tax rate	21%	21%
Income tax expense (recovery) at the effective rate	12,000	(19,000)
Tax benefit (liability) deferred	(12,000)	19,000
Income tax expense (recovery	$-	$-

	December 31, 2021	December 31, 2020
Tax losses carried forward	$41,000	$100,000

Statutory and effective tax rate	21%	21%
Deferred tax asset	9,000	21,000
Valuation allowance	(9,000)	(21,000)
Net deferred asset	$-	$-

NOTE 10. CONCENTRATIONS

Initial sales are concentrated with one client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, no provision is accounted for doubtful accounts (if any).

NOTE 11. SUBSEQUENT EVENT

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from December 31, 2021 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021.

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2021, our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staffs who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness which could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Cao Zhi Fen	President, Chief Executive Officer, Treasurer, Secretary and Director	39	September 10, 2021

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Cao Zhi Fen – President, Chief Executive Officer, Treasurer, Secretary and Director

Ms. Cao attended the Guangdong University of Finance & Economics and graduated in 2005 with a Bachelor Degree in Business. Since her graduation, Ms. Cao has had experience working both as an Accountant and Auditor in China Wuyige Certified Public Accountants LLP. Subsequently in 2012, Ms. Cao moved on to a managerial role in China HHT*Huhuatong E-Marketing Agency. Ms. Cao has extensive experience with Internet Marketing channels and Sales.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business.

Family Relationships

There are no family relationships among directors and officers of the Company.

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

Board and Committee Meetings

Our board of directors held no in person meetings during the year ended December 31, 2021. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2021, there was no standing nominating committee or committee performing similar functions for our company. Ms. Cao participates in the consideration of director nominees.

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

Section 16(a) of the Securities Exchange Act of 1934

During the fiscal year ended December 31, 2021 our Directors and Officers have complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table shows for the fiscal years ending December 31, 2021, and 2020, the compensation awarded or paid by the Company to its executive officers. No executive officers of the Company had total salary and bonus exceeding $100,000 during such year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Cao Zhi Fen(1) President, Chief Executive Officer, and Director	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Mario Todd(1) Former President, Chief Executive Officer, and Director	2021 2020	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Adam Lui (2) Former Secretary and Director	2021 2020	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

____________

(1)

Cao Zhi Fen was appointed President, Chief Executive Officer, Treasurer and Director of our company on October 25, 2021. Mario Todd was appointed President, Chief Executive Officer, Treasurer and Director of our company on September 23, 2019, and resigned on October 25, 2021.

(2)	Adam Lui was appointed Secretary, Chief Financial Officer and Director of our company on July 3, 2018, and resigned on September 10, 2021.

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

No equity awards were outstanding as of the year ended December 31, 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2021, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Compass North Holdings Limited Unit E, 23/F, Tower 11, Metro City, Phase 2, Tseung Kwan O, Hong Kong	8,300,000	83.43%
Directors and Executive Officers as a Group	Nil	0%

Notes:

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

(2)	The percentages are based on 9,948,330 shares of common stock issued and outstanding as of December 31, 2021.

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

As of December 31, 2021, we are obligated to a third party for funds advanced to us for working capital in the amount of $6,067. The advances are unsecured and non-interest bearing with no specific repayment term.

As at the date of this Annual Report there are no written agreements between our company and Cao Zhi Fen regarding her respective consulting, officer, or director services to the company.

Director Independence

We currently act with one director. We do not have a director that would qualify as an “independent director” as defined by Nasdaq Marketplace Rule 4200(a)(15).

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

	Year Ended
	December 31, 2021 US$		December 31, 2020 US$
Audit Fees	$5,000.00	(1)	$4,940.00
Audit Related Fees	Nil		Nil
Tax Fees	$2,000.00	(1)	$1,480.00
All Other Fees	Nil		Nil
Total	$7,000.00	(1)	$6,420.00

__________

(1)	Estimate only.

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

STARK FOCUS GROUP INC.
Dated: April 1, 2022	By:	/s/Cao Zhi Fen
Cao Zhi Fen
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 1, 2022	By:	/s/Cao Zhi Fen
Cao Zhi Fen
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

