Form 10-Q
period 2022-03-31
Stark Focus Group, Inc.
filed 2022-05-16
CIK 1794942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  9,948,330 shares as of May 11, 2022.

PART I. FINANCIAL INFORMATION

STARK FOCUS GROUP INC.
Interim Balance Sheets

ASSETS

	March 31,	December 31,
	2022	2021

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$63	$6,063
Demand loan payable – Note 7	15,449	6,067
Total Liabilities	15,512	12,130

Stockholders’ Deficit
Common stock, ($0.0001 par value, 100,000,000 shares authorized
9,948,330 as of March 31, 2022 and December 31, 2021	995	995
Additional Paid in Capital	41,879	41,879
Accumulated deficit	(58,386)	(55,004)
Total Stockholders’ Deficit	(15,512)	(12,130)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Interim Statement of Operations
(Unaudited)

	For the	For the
	three months ended	three months ended
	March 31,	March 31,
	2022	2021

Selling, General & Administrative Expenses	$3,382	14,254

Loss from operations	(3,382)	(14,254)

Loss from discontinued operations	-	(886)

Net Loss for the period	$(3,382)	(15,140)

Basic and diluted earnings per share	$(0.00)	(0.01)
Weighted average number of
common shares outstanding	9,948,330	10,220,830

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Interim Statements of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount ($)	Capital ($)	Earnings ($)	Total ($)

Balance, December 31, 2020	10,220,830	1,022	43,026	(99,852)	(55,804)

Net loss	-	-	-	(15,140)	(15,140)

Balance, March 31, 2021	9,948,330	995	41,879	(114,992)	(70,944)

Balance, December 31, 2021	9,948,330	995	41,879	(55004)	(12,130)

Net profit (loss)	-	-	-	(3,382)	(3,382)

Balance, March 31, 2022	9,948,330	995	41,879	(58,386)	(15,512)

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Interim Statements of Cash Flows
(Unaudited)

	For the	For the
	three months ended	three months ended
	March 31,	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,382)	$(15,140)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(6,000)	3,765
Net cash used in operating activities	(9,382)	(11,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	-	11,168
Loan from third party	9,382	-
Net cash provided by (used in) financing activities	9,382	11,168

Net decrease in cash	-	(207)
Cash at beginning of period	-	3,100
Cash at end of period	$-	$2,893

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-
Income Taxes	$-	$-

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP, INC.

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2022

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

NOTE 2. BASIS OF PRESENTATION

The Company’s interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2022 are not necessarily indicative of the results that can be expected for the year ended December 31, 2022.

The Company has a December 31, year-end.

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

At March 31, 2022, the Company had no cash and there were outstanding liabilities of $15,512. Management does not believe that the company’s current financial position is sufficient to cover the expenses they will incur during the next twelve months. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

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

Changes in Accounting policies

There have been no changes in accounting policies from those disclosed in the Company’s annual financial statements for the year ended December 31, 2021

Recently Issued Accounting Guidance

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company’s financial statements.

NOTE 5. RELATED PARTY TRANSACTIONS

There were no related party transactions for the three-month period ended March 31, 2022

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

NOTE 7. DEMAND LOAN PAYABLE

During the year ended December 31, 2021, the Company secured a loan facility from an independent third party. The loan is non-interest bearing and due upon demand. The Company intends to use this loan facility as working capital. As of March 31, 2022, the Company has utilized $15,449 of this loan facility.

NOTE 8. SHARE CAPITAL

There were no transactions in the Company’s common stock for the three-month period ended March 31, 2021.

For the year ended December 31, 2021, the Company had the following common stock transactions.

On December 8, 2021, the Company repurchased and cancelled an aggregate of 272,500 common shares for $15,871.

As of March 31, 2022, the Company had 9,948,330 shares of common stock issued and outstanding.

As of March 31, 2022, the Company did not have any warrants or options outstanding.

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

Results of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Revenues and Operating Expenses:

We generated $Nil in revenues and incurred $Nil in cost of sales for the three months ended March 31, 2022 and 2021. as During the quarter ended September 30, 2021, we sold our 100% interest of our wholly subsidiary, Common Design Limited, and the operations of Common Design have been consolidated and shown on the March 31, 2021 operations statement as loss on discontinued operations.

Selling, General and Administrative Expense:

Selling, general and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees. Selling, general and administrative expenses were $3,382 for the three months ended March 31, 2022 compared to $14,254 for the three months ended March 31, 2021.

Net Loss:

Net loss was $3,382 for the three months ended March 31, 2022 compared to a net loss of $15,140 for the three months ended March 31, 2021.

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $9,382 compared to net cash used in operating activities of $11,375 for the three months ended March 31, 2021.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $9,382 consisting of loan from third parties compared to net cash provided by financing activities of $11,168 for the three months ended March 31, 2021.

Total Assets:

The Company’s total assets were $Nil as at March 31, 2022 and also $Nil as at December 31, 2021.

Total Liabilities:

The Company’s total liabilities were $15,512 as at March 31, 2022 compared to total liabilities of $12,130 as at December 31, 2021.

Stockholders’ Deficit:

The Company’s shareholders’ deficit was $15,512 as at March 31, 2022 compared to a shareholder’s deficit of $12,130 as at at December 31, 2021.

Liquidity and Capital Resources

As at March 31, 2022, we $Nil current assets and total current liabilities of $15,512.

We had working capital deficiency of $15,512 as at March 31, 2022 compared to working capital deficiency of $12,130 as at December 31, 2021.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that is material to investors.

Contractual Obligations and Commitments

As of March 31, 2022, we did not have any contractual obligations and commitments.

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

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of March 31, 2022, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Stark Focus Group Inc.
Registrant

Date: May 11, 2022	By:	/s/ Cao Zhi Fen
Cao Zhi Fen
Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

