Form 10-Q
period 2022-06-30
Stark Focus Group, Inc.
filed 2022-08-11
CIK 1794942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  9,948,330 shares as of August 11, 2022.

PART I. FINANCIAL INFORMATION

STARK FOCUS GROUP INC.
Balance Sheet
(Unaudited)

ASSETS

	June 30,	December 31,
	2022	2021

Current Assets
Cash & Cash Equivalents	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$100	$6,063
Demand loan payable – Note 7	24,422	6,067
Total Liabilities	24,522	12,130

Stockholders’ Deficit
Common stock, ($0.0001 par value, 100,000,000 shares authorized
9,948,330 as of June 30, 2022 and December 31, 2021	995	995
Additional Paid in Capital	41,879	41,879
Accumulated deficit	(67,396)	(55,004)
Total Stockholders’ Deficit	(24,522)	(12,130)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statement of Operations (Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Selling, General & Administrative Expenses	$9,010	21,582	12,392	35,836

Loss from operations	(9,010)	(21,582)	(12,392)	(35,836)

Income (loss) from discontinued operations	-	455	-	(431)

Net Loss	$(9,010)	(21,127)	(12,392)	(36,267)

Basic and diluted earnings per share	$(0.00)	(0.01)	(0.00)	(0.01)

Weighted average number of common shares outstanding	9,948,330	10,220,830	9,948,330	10,220,830

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statement of Changes in Stockholders’ Deficit
For the period ended June 30, 2022 and June 30, 2021 (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount ($)	Capital ($)	Deficit ($)	Total ($)

Balance, December 31, 2020	10,220,830	1,022	43,026	(99,852)	(55,804)

Net loss	-	-	-	(36,267)	(36,267)

Balance, June 30, 2021	10,220,830	1,022	43,026	(136,119)	(92,071)

Balance, December 31, 2021	9,948,330	995	41,879	(55,004)	(12,130)

Net loss	-	-	-	(12,392)	(12,392)

Balance, June 30, 2022	9,948,330	995	41,879	(67,396)	(24,522)

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statements of Cash Flows (Unaudited)

	For the	For the
	six months ended	six months ended
	June 30,	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,392)	(36,267)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(5,963)	(4,002)
Net cash used in operating activities	(18,355)	(40,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	-	40,721
Loan from third party	18,355	-
Net cash provided by financing activities	18,355	40,721

Net increase in cash	-	452
Cash at beginning of period	-	3,100
Cash at end of period	$-	3,552

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	-
Income Taxes	$-	-

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2022

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

NOTE 2. BASIS OF PRESENTATION

The Company’s interim financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2022 are not necessarily indicative of the results that can be expected for the year ended December 31, 2022.

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

At June 30, 2022, the Company had no cash and there were outstanding liabilities of $24,522. Management does not believe that the company’s current financial position is sufficient to cover the expenses they will incur during the next twelve months. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

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

b. Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022.

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

NOTE 5. RELATED PARTY TRANSACTIONS

On September 13, 2021, a majority shareholder of the Company entered into a debt cancellation agreement with the Company. As a result of this agreement, an amount of $122,511 due to related parties has been cancelled and recorded as gain on debt forgiveness.

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

NOTE 7. DEMAND LOAN PAYABLE

During the year ended December 31, 2021, the Company secured a loan facility from an independent third party. The loan is non-interest bearing and due upon demand. The Company intends to use this loan facility as working capital. As of June 30, 2022, the Company has utilized $24,422 of this loan facility.

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

As of June 30, 2022, the Company had 9,948,330 shares of common stock issued and outstanding.

As of June 30, 2022, the company did not have any warrants or options outstanding.

NOTE 9. SUBSEQUENT EVENT

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from June 30, 2022 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

On July 18, 2022 we announced that we are entering into the Drone / Unmanned Aerial Vehicles market with the launch of a new brand, RevoluDrones. We expect our initial range of drone models to be ready for commercial release in an estimated timeframe of 4 to 6 months and be made available to consumers directly via our website (www.Revoludrones.com) and selected retail channels.

Results of Operations

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Revenues and Operating Expenses:

We generated $Nil in revenues and incurred $Nil in cost of sales for the three months ended June 30, 2022 and 2021. During the quarter ended September 30, 2021, we sold our 100% interest of our wholly subsidiary, Common Design Limited, and the operations of Common Design have been consolidated and shown on the June 30, 2021 operations statement as loss on discontinued operations.

Selling, General and Administrative Expense:

Selling, general and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees. Selling, general and administrative expenses were $9,010 for the three months ended June 30, 2022 compared to $21,582 for the three months ended June 30, 2021.

 Net Loss:

Net loss was $9,010 for the three months ended June 30, 2022 compared to a net loss of $21,127 for the three months ended June 30, 2021.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

Revenues and Operating Expenses:

We generated $Nil in revenues and incurred $Nil in cost of sales for the six months ended June 30, 2022 and 2021. During the quarter ended September 30, 2021, we sold our 100% interest of our wholly subsidiary, Common Design Limited, and the operations of Common Design have been consolidated and shown on the June 30, 2021 operations statement as loss on discontinued operations.

Selling, General and Administrative Expense:

Selling, general and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees. Selling, general and administrative expenses were $12,392 for the six months ended June 30, 2022 compared to $35,836 for the six months ended June 30, 2021.

Net Loss:

Net loss was $12,392 for the six months ended June 30, 2021 compared to a net loss of $36,267 for the six months ended June 30, 2021.

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $18,355 compared to net cash used in operating activities of $40,269 for the six months ended June 30, 2021.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $18,355 consisting of loan from third parties compared to net cash provided by financing activities of $40,721 for the six months ended June 30, 2021.

Total Assets:

The Company’s total assets were $Nil as at June 30, 2022 and also $Nil as at December 31, 2021.

Total Liabilities:

The Company’s total liabilities were $24,522 as at June 30, 2022 compared to total liabilities of $12,130 as at December 31, 2021.

Stockholders’ Deficit:

The Company’s shareholders’ deficit was $24,522 as at June 30, 2022 compared to a shareholder’s deficit of $12,130 as at at December 31, 2021.

Liquidity and Capital Resources

As at June 30, 2022, we $Nil current assets and total current liabilities of $24,522.

We had working capital deficiency of $24,522 as at June 30, 2022 compared to working capital deficiency of $12,130 as at December 31, 2021.

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

Off-Balance Sheet Arrangements

 As of June 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that is material to investors.

Contractual Obligations and Commitments

As of June 30, 2022, we did not have any contractual obligations and commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “small reporting issuer”, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022.

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

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2022, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Stark Focus Group Inc. Registrant

Date: August 11, 2022	By:	/s/ Cao Zhi Fen
Cao Zhi Fen
Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

