Form 10-Q
period 2022-09-30
Stark Focus Group, Inc.
filed 2022-11-09
CIK 1794942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  9,948,330shares as of November 9, 2022.

PART I. FINANCIAL INFORMATION

STARK FOCUS GROUP INC.
Interim Balance Sheets
(Unaudited)

ASSETS

	September 30,	December 31,
	2022	2021

Current Assets
Prepaid expenses – Note 6	$9,889	$-
TOTAL ASSETS	$9,889	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$-	$6,063
Promissory note and interest payable– Note 7	13,312
Demand loan payable – Note 9	41,216	6,067
Total Liabilities	54,528	12,130

Stockholders' Deficit
Common stock – Note 10 Authorized: $0.0001 par value, 100,000,000 shares
Issued: 9,948,330 as of September 30, 2022 and December 31, 2021	995	995
Additional paid in capital	41,879	41,879
Deficit	(87,513)	(55,004)
Total Stockholders' Deficit	(44,639)	(12,130)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$9,889	$-

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Interim Statement of Operations
(Unaudited)

	For the	For the	For the	For the
	three months ended	three months ended	nine months ended	nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Operating Expenses
Advertising and promotion	$2,691	$-	$2,691	$-
Research and development	9,500	-	9,500	-
General and administrative	7,614	11,047	20,006	46,885
	(19,805)	(11,047)	(32,197)	(46,885)

Other Items
Finance costs	(312)	-	(312)	-
Gain on disposal of subsidiary	-	1,812	-	1,812
	(312)	1,812	(312)	1,812

Loss from operations	(20,117)	(9,235)	(32,509)	(45,073)

Loss from discontinued operations	-	(911)	-	(482)

Net Loss and comprehensive loss	$(20,117)	$(10,146)	$(32,509)	$(45,555)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding	9,948,330	10,220,830	9,948,330	10,220,830

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Interim Statement of Changes in Stockholders' Deficit
For the nine-month periods ended September 30, 2022 and 2021
(Unaudited)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount ($)	Capital ($)	Earnings ($)	Total ($)

Balance, December 31, 2020	10,220,830	1,022	43,026	(99,852)	(55,804)

Share cancellation	(272,500)	(27)	(1,147)	(14,697)	(15,871)
Net income and comprehensive income	-	-	-	59,545	59,545

Balance, December 31, 2021	9,948,330	995	41,879	(55,004)	(12,130)

Net loss and comprehensive loss	-	-	-	(32,509)	(32,509)

Balance, September 30, 2022	9,948,330	995	41,879	(87,513)	(44,639)

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Interim Statements of Cash Flows
(Unaudited)

	For the	For the
	nine months ended	nine months ended
	September 30,	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,509)	$(45,555)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,111	-
Finance cost	312	-
Gain on disposal of subsidiary	-	(1,812)
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	(6,063)	(11,057)
Net cash used in operating activities	(35,149)	(58,424)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of subsidiary	-	1,277
Net cash provided by (used in) investing activities	-	1,277

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	-	69,964
Loan from third party	35,149	-
Net cash provided by financing activities	35,149	69,964

Net increase in cash	-	12,817
Cash at beginning of period	-	3,100
Cash at end of period	$-	$15,917

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	$-	$-
Income Taxes	$-	$-

The following transaction did not involve cash
On July 20, 2022, the Company incurred costs of $13,000 for 10-month licenses for use of 4 patents. The purchase was financed with a 1 year loan from a related party.

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP, INC.

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

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

On July 18, 2022, the Company announced that it is entering the Drone / Unmanned Aerial Vehicles market with the launch of its new brand, RevoluDrones.  On July 20, 2022, the Company purchased 10-month licenses for 4 patents to assist in its drone business .

NOTE 2. BASIS OF PRESENTATION

The Company’s interim financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of application as the Company’s December 31, 2021 annual financial statements. While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2022 are not necessarily indicative of the results that can be expected for the year ended December 31, 2022.

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

At September 30, 2022, the Company had no cash and there were outstanding liabilities of $54,528.  Management does not believe that the company’s current financial position is sufficient to cover the expenses they will incur during the next twelve months.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

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

b. Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022.

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

e. Revenue recognition

In May 2014, the FASB issued guidance on the recognition of Revenue from Contracts with Customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs.

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

j. Foreign operations

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

k. Recently Issued Accounting Guidance

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company’s financial statements.

NOTE 5. SALE OF SUBSIDIARY, DECONSOLIDATION AND DISCONTINUED OPERATIONS

On August 9, 2021, the Company entered into a share purchase agreement with an individual to sell its 10,000 shares of its wholly owned subsidiary, Common Design Limited of Hong Kong, for a consideration of Ten Thousand Hong Kong Dollars (HK$10,000) or (CAD1,610). The 10,000 shares represent all of the issued and outstanding shares of Common Design Limited. The transaction was consummated on September 9, 2021.

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

NOTE 6. PREPAID EXPENSES

On July 20, 2022, the Company purchased licenses to 4 patents at a cost of $13,000 to assist in the development of its drone business. The Licenses were for a 10-month period and as at September 30, 2022, $3,111 of the license costs were expensed.

These licenses were financed through a promissory note from a related party (See Note 7).

NOTE 7. PROMISSORY NOTE AND INTEREST

On July 20, 2022, the Company entered into a 1-year promissory note of $13,000 with a related party to finance the acquisition of patent licenses used in its drone business. The promissory note bears interest of 12%. As of September 30, 2022, interest expense of $312 was recorded as finance cost.

NOTE 8. RELATED PARTY TRANSACTIONS

On September 13, 2021, a majority shareholder of the Company entered into a debt cancellation agreement with the Company. As a result of this agreement, an amount of $122,511 due to related parties was cancelled and recorded as gain on debt forgiveness.

On July 20, 2022, the Company entered into a promissory note agreement with a related party company to finance patent license acquisitions (See Note 7.)

NOTE 9. DEMAND LOAN PAYABLE

During the year ended December 31, 2021, the Company secured a loan facility from an independent third party to provide working capital. The loan is non-interest bearing and due upon demand.

NOTE 10. SHARE CAPITAL

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

As of September 30, 2022, the Company had 9,948,330 shares of common stock issued and outstanding.

As of September 30, 2022, the company did not have any warrants or options outstanding.

NOTE 11. SUBSEQUENT EVENT

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from September 30, 2022 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

On July 18, 2022, we announced that we were entering into the Drone / Unmanned Aerial Vehicles market with the launch of a new brand, RevoluDrones. We expected our initial range of drone models to be ready for commercial release in an estimated timeframe of 4 to 6 months and be made available to consumers directly via our website (www.Revoludrones.com) and selected retail channels.

Results of Operations

Three months ended September 30, 2022, compared to the three months ended September 30 , 2021:

Revenues and Sale Expenses:

We generated $Nil in revenues and incurred $Nil in cost of sales for the three months ended September 30, 2022 and 2021. During the quarter ended September 30, 2021, we sold our 100% interest of our wholly subsidiary, Common Design Limited, and the operations of Common Design have been shown on the March 31, 2021 operations statement as loss on discontinued operations.

Other Operating and General and Administrative Expenses:

During the three months ended September 30, 2022, we incurred expenses of $2,691 in advertising and promotion, $9,500 in research and development and $7,614 in general and administration compared to $Nil in advertising and promotion, $Nil in research and development and $11,047 in general and administration for the three months ended September 30, 2021. General and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees.

Net Loss:

Net loss was $20,117 for the three months ended September 30, 2022 compared to a net loss of $10,146 for the three months ended September 30, 2021.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Revenues and Sale Expenses:

We generated $Nil in revenues and incurred $Nil in cost of sales for the nine months ended September 30, 2022 and 2021. During the quarter ended September 30, 2021, we sold our 100% interest of our wholly subsidiary, Common Design Limited, and the operations of Common Design have been shown on the March 31, 2021 operations statement as loss on discontinued operations.

Other Operating and General and Administrative Expenses:

During the nine months ended September 30, 2022, we incurred expenses of $2,691 in advertising and promotion, $9,500 in research and development and $20,006 in general and administration compared to $Nil in advertising and promotion, $Nil in research and development and $46,885 in general and administration for the nine months ended September 30, 2021. General and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees.

Net Loss:

Net loss was $32,509 for the nine months ended September 30, 2022, compared to a net loss of $45,555 for the nine months ended September 30, 2021.

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $35,149 compared to net cash used in operating activities of $58,424 for the nine months ended September 30, 2021.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022, was $35,149 consisting of loan from third parties compared to net cash provided by financing activities of $69,964 consisting of advance from related party for the nine months ended September 30, 2021.

Total Assets:

The Company’s total assets were $9,889 as at September 30, 2022 and $Nil as at December 31, 2021.

Total Liabilities:

The Company’s total liabilities were $54,528 as at September 30, 2022 compared to total liabilities of $12,130 as at December 31, 2021.

Stockholders’ Deficit:

The Company’s shareholders’ deficit was $44,639 as at September 30, 2022 compared to a shareholder’s deficit of $12,130 as at at as as at December 31, 2021.

Liquidity and Capital Resources

As at September 30, 2022, we had $9,889 in current assets and total current liabilities of $54,528.

We had working capital deficiency of $44,639 as at September 30, 2022 compared to working capital deficiency of $12,130 as at December 31, 2021.

Capital Resources

We anticipate we will need $75,000 for operations for the next 12 months, which includes $5,000 for advertising and promotion; $20,000 for research and development; $12,500 for selling, general and administrative purposes; $22,500 for professional fees, including legal and audit fees; $5,000 for consulting fees; and $10,000 for working capital. Based on the foregoing, our cash on hand will not be adequate to satisfy our ongoing cash requirements.

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

Off-Balance Sheet Arrangements

 As of September 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that is material to investors.

Contractual Obligations and Commitments

As of September 30, 2022, we did not have any contractual obligations and commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “small reporting issuer”, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022.

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

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of September 30, 2022, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Stark Focus Group Inc. Registrant

Date: November 9, 2022	By	/s/ Cao Zhi Fen
Cao Zhi Fen
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

