Form 10-K
period 2022-12-31
Stark Focus Group, Inc.
filed 2023-03-23
CIK 1794942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 9,948,330 of Common Stock as of March 20, 2023

Document Incorporated by Reference: None

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

On July 18, 2022, we announced that we were entering into the Drone / Unmanned Aerial Vehicles market with the launch of a new brand, RevoluDrones. On July 20, 2022, the Company purchased 10-month licenses for 4 patents to assist in its drone business.

Other than the Common Design Transaction, we haven’t undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets in the ordinary course of business, neither we have ever been a party to any bankruptcy, receivership or similar proceeding.

We will not be profitable until we are successful in acquiring or doing a business and derive sufficient revenues and cash flows from the business.

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

Our transfer agent is Globex Transfer, LLC, located at 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

Holders

As of December 31, 2022, there were 4 holders of record of our common stock and, 9,948,330 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2022 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2022.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended December 31, 2022 and December 31, 2021 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report.

Results of Operations

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Net Revenues:

We generated $Nil in revenues and incurred $Nil in cost of sales for the year ended December 31, 2022 and 2021.

During the quarter ended September 30, 2021, we sold our 100% interest of our wholly subsidiary, Common Design Limited, and the operations of Common Design have been shown on the March 31, 2021 operations statement as loss on discontinued operations.

Total Assets:

The Company’s total assets were $5,967 as of December 31, 2022 compared to $Nil total assets as of December 31, 2021.

Total Liabilities:

The Company’s total liabilities were $67,370 as of December 31, 2022 compared to total liabilities of $12,130 as of December 31, 2021.

Stockholders’ Equity:

The Company’s shareholders’ equity was negative $61,403 as of December 31, 2022 compared to shareholder’s equity of negative $12,130 as of December 31, 2021.

Selling, General and Administrative Expense:

During the year ended December 31, 2022, we incurred expenses of $2,691 in advertising and promotion, $9,500 in research and development and $36,377 in general and administration compared to $Nil in advertising and promotion, $Nil in research and development and $54,296 in general and administration for the year ended December 31, 2021. General and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees. There were no selling expenses during the year.

Loss from Operations:

Loss from operations for the year ended December 31, 2022 was $49,273, compared to income from operations of $60,027 for the year ended December 31, 2021. During 2021, we had a gain on debt forgiveness of $112,511.

Net Loss:

Net loss was $49,273 for the year ended December 31, 2022 compared to net income of $59,545 for the year ended December 31, 2021 .

Liquidity and Capital Resources

The Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Cash and cash equivalents were $Nil as of December 31, 2021. Our total current assets were $5,967 as of December 31, 2022 and our total current liabilities were $53,665. At the end of the year ended December 31, 2021, cash and cash equivalents were $Nil, total current assets were $Nil and total current liabilities were $12,130.

We had a working capital deficiency of $47,698 as of December 31, 2022 compared to working capital deficiency of $12,130 as of December 31, 2021.

We received advance of $13,000 from a related party and loan of $41,598 from an independent third party during the year ended December 31, 2022. For the year ended December 31, 2020, we received loan of $6,067 from a third party and advance of $69,429 from a related party.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations and Commitments

On July 18, 2022, the Company announced that it is entering the Drone / Unmanned Aerial Vehicles market with the launch of its new brand, RevoluDrones.  On July 20, 2022, the Company purchased 10-month licenses for 4 patents to assist in its drone business.

As of December 31, 2022, we do not have any other contractual obligations and commitments.

Plan of Operation for the next 12 months

Our expenses for the twelve-month period beginning from January 1, 2023 are estimated to be approximately $60,000. With our working capital deficit of $55,403 as of December 31, 2022, we will need to raise additional capital to cover our expenses for this twelve-month period beginning from January 1, 2023.

Estimated Expenses for the Twelve-Month Period Beginning January 1, 2023
Professional Fees	$20,000
Marketing and Business Development	25,000
General & Administrative	15,000
Total	$60,000

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

Going Concern

We incurred a cumulative net loss of $104,277 during the period from inception to December 31, 2022. We have limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives. Our ability to continue as a going concern is dependent on additional sources of capital and the growth of our business.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2022, and are included elsewhere in this annual report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

N/A.

Item 8. Financial Statements and Supplementary Data

For the audit report of K. R. Margetson Ltd.., Chartered Professional Accountants, and our audited financial statements for the year ended December 31, 2022, follow on pages F-1 through F-10.

STARK FOCUS GROUP, INC.

Financial Statements

For the years ended December 31, 2022 and 2021

 (Stated in US Dollars)

STARK FOCUS GROUP, INC.

FOR THE YEARS ENDED DECEMBER, 2022 AND 2021

8

K. R. MARGETSON LTD.	Chartered Professional Accountant
331 East 5th Street	Tel: 604.220.7704
North Vancouver BC V7L 1M1	Fax: 1.855.603.3228
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 1212)

To the Board of Directors and Stockholders of Stark Focus Group, Inc.:

Opinion on the Financial Statements

I have audited the accompanying balance sheet of Stark Focus Group, Inc. (“the Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the financial statements). In my opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on the Company’s financial statements based on my audits. I am a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and am required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

My audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe that my audit provides a reasonable basis for my opinion.

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

I have determined that there are no critical audit matters to communicate in my auditor's report.

I have served as the Company's auditor since 2021.

/s/ K. R. Margetson Ltd.

North Vancouver BC March 22, 2023 PCAOB ID 1212

STARK FOCUS GROUP INC.
Balance Sheet

ASSETS

	December 31,	December 31,
	2022	2021

Current Assets
Prepaid Expenses	$5,967	$-
TOTAL ASSETS	$5,967	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$6,000	$6,063
Demand loan payable – note 9	47,665	6,067
Current Liabilities	53,665	12,130

Long term Liabilities
Promissory note – note 7	13,705	-
Total Liabilities	67,370	12,130

Stockholders' Deficit
Common stock, ($0.0001 par value, 100,000,000 shares authorized
9,948,330 as of September 30, 2022 and December 31, 2021	995	995
Additional paid in capital	41,879	41,879
Deficit	(104,277)	(55,004)
Total Stockholders' Deficit	(61,403)	(12,130)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$5,967	$-

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statement of Operations

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2022	2021

Expenses
Advertising and promotion	$2,691	$-
Research and development	9,500	-
General and Administrative	36,377	54,296
	(48,568)	(54,296)

Other Items
Finance costs	(705)	-
Gain on debt forgiveness – Note 5	-	112,511
Gain on disposal of subsidiary	-	1,812
	(705)	114,323

Income / (loss) from operations	(49,273)	60,027

Loss from discontinued operations	-	(482)

Net Income/ (Loss)	$(49,273)	$59,545

Basic and diluted earnings per share	$(0.00)	$0.01

Weighted average number of common shares outstanding	9,948,330	10,203,659

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statement of Changes in Stockholders' Deficit
For the years ended December 31, 2022

			Additional
	Common Stock		Paid-in	Retained
	Shares (#)	Amount ($)	Capital ($)	Earnings ($)	Total ($)

Balance, December 31, 2020	10,220,830	1,022	43,026	(99,852)	(55,804)

Share cancellation	(272,500)	(27)	(1,147)	(14,697)	(15,871)
Net profit	-	-	-	59,545	59,545

Balance, December 31, 2021	9,948,330	995	41,879	(55,004)	(12,130)

Net loss	-	-	-	(49,273)	(49,273)

Balance, December 31, 2022	9,948,330	995	41,879	(104,273)	(61,403)

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statements of Cash Flows

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(49,273)	$59,545
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Finance cost	705	-
Gain on debt forgiveness	-	(112,511)
Gain on disposal of subsidiary	-	(1,812)
Changes in operating assets and liabilities:
Prepaid expenses	(5,967)	-
Accounts payable and accrued expenses	(63)	(9,224)
Net cash provided by (used in) operating activities	(54,598)	(64,002)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of subsidiary	-	1,277
Net cash provided by (used in) investing activities	-	1,277

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	-	69,429
Promissory note from related party	13,000	-
Loan from third party	41,598	6,067
Share repurchase and cancelled	-	(15,871)
Net cash provided by (used in) financing activities	54,598	59,625

Net increase (decrease) in cash	-	(3,100)
Cash at beginning of year	-	3,100
Cash at end of year	$-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	-
Income Taxes	$-	-

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022

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

On July 18, 2022, the Company announced that it is entering the Drone / Unmanned Aerial Vehicles market with the launch of its new brand, RevoluDrones. On July 20, 2022, the Company purchased 10-month licenses for 4 patents to assist in its drone business.

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

At December 31, 2022, the Company had no cash and there were outstanding liabilities of $67,370. Management does not believe that the company’s current financial position is sufficient to cover the expenses they will incur during the next twelve months. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

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

b. Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022.

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

g. Income taxes

The Company follows the guideline under ASC Topic 740 Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since the Company is in the developmental stage and has losses, no deferred tax asset or income taxes have been recorded in the financial statements. There are no uncertain tax positions as at December 31, 2022 and 2021.

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

NOTE 6. PREPAID EXPENSES

On July 20, 2022, the Company purchased licenses to 4 patents at a cost of $13,000 to assist in the development of its drone business. The Licenses were for a 10-month period and as at December 31, 2022, $7,033 of the license costs were expensed.

These licenses were financed through a promissory note from a related party (See Note 7).

NOTE 7. PROMISSORY NOTE AND INTEREST

On July 20, 2022, the Company entered into a 2-year promissory note of $13,000 with a related party to finance the acquisition of patent licenses used in its drone business. The promissory note bears interest of 12%. During the year ended December 31, 2022, interest expense of $705 was recorded as finance cost.

NOTE 8. RELATED PARTY TRANSACTIONS

On September 13, 2021, the majority shareholder of the Company entered into a debt cancellation agreement with the Company. As a result of this agreement, an amount of $122,511 due to related parties was cancelled and recorded as gain on debt forgiveness.

On July 20, 2022, the Company entered into a promissory note agreement with a related party company to finance patent license acquisitions (See Note 7.)

NOTE 9. DEMAND LOAN PAYABLE

The Company secured a loan facility from an independent third party to provide working capital. As of December 31, 2022, the outstanding amount of the loan was $47,665. The loan is non-interest bearing and due upon demand.

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

As of December 31, 2022, the Company had 9,948,330 shares of common stock issued and outstanding.

As of December 31, 2022, the company did not have any warrants or options outstanding.

NOTE 11. INCOME TAXES

Income tax expense and recovery differs from that which would be expected from applying the effective tax rates to the net income (loss0 for the years ended December 31, 2022 and 2021 for the Company is as follows:

	December 31, 2022	December 31, 2021
Net income (loss)	$(49,273)	$59,545

Statutory and effective tax rate	21%	21%
Income tax expense (recovery) at the effective rate	(10,300)	12,500
Permanent adjustment		(23,600)
Tax benefit (liability) deferred	10,300	11,100
Income tax expense (recovery)	$-	$-

	December 31, 2022	December 31, 2021
Tax losses carried forward	$149,125	$99,852

Statutory and effective tax rate	21%	21%
Deferred tax asset	31,300	21,000
Valuation allowance	(31,300)	(21,000)
Net deferred asset	$-	$-

NOTE 12. SUBSEQUENT EVENT

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from December 31, 2022 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022.

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2022, our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staffs who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness which could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2022 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Cao Zhi Fen	President, Chief Executive Officer, Treasurer, Secretary and Director	40	September 10, 2021

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

Board and Committee Meetings

Our board of directors held no in person meetings during the year ended December 31, 2022. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2022, there was no standing nominating committee or committee performing similar functions for our company. Ms. Cao participates in the consideration of director nominees.

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

Section 16(a) of the Securities Exchange Act of 1934

During the fiscal year ended December 31, 2022 our Directors and Officers have complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table shows for the fiscal years ending December 31, 2021, and 2020, the compensation awarded or paid by the Company to its executive officers. No executive officers of the Company had total salary and bonus exceeding $100,000 during such year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Cao Zhi Fen(1)	2022	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Chief Executive Officer, and Director	2021	Nil	Nil	Nil	NIL	Nil	Nil	NIL	NIL

(1)	Cao Zhi Fen was appointed President, Chief Executive Officer, Treasurer and Director of our company on October 25, 2021.

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

No equity awards were outstanding as of the year ended December 31, 2022.

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

(2) The percentages are based on 9,948,330 shares of common stock issued and outstanding as of December 31, 2022.

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

As of December 31, 2022, we are obligated to a related party and a third party for loan and funds advanced to us for working capital.

On July 20, 2022, we entered into a 1-year promissory note of $13,000 with a related party to finance the acquisition of patent licenses used in its drone business. The promissory note bears interest of 12%. For the year ended December 31, 2022, interest expense of $705 was recorded as finance cost.

During the year, the Company secured a loan facility from an independent third party to provide working capital.  As of December 31, 2022, the outstanding amount of the loan was $47,665.  The loan is non-interest bearing and due upon demand.

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

	Year Ended
	December 31, 2022 US$		December 31, 2021 US$
Audit Fees	$5,000.00	(1)	$5,000.00
Audit Related Fees	Nil		Nil
Tax Fees	$3,000.00	(1)	$2,406.10
All Other Fees	Nil		Nil
Total	$8,000.00	(1)	$7,406.10
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

STARK FOCUS GROUP INC.

Dated: March 22, 2023	By:	/s/Cao Zhi Fen
Cao Zhi Fen
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 22, 2023	By:	/s/Cao Zhi Fen
Cao Zhi Fen
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

