Form 10-Q
period 2023-03-31
Stark Focus Group, Inc.
filed 2023-05-12
CIK 1794942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  9,948,330 shares as of May 10, 2023.

PART I. FINANCIAL INFORMATION

STARK FOCUS GROUP INC.
Interim Balance Sheets
(Unaudited)

ASSETS

	March 31,	December 31,
	2023	2022
	$	$
Current Assets
Prepaid Expenses	2,131	5,967
TOTAL ASSETS	2,131	5,967

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Promissory note - Note 5	14,090	13,705
Demand loan payable – Note 7	57,914	47,665
Total Liabilities	72,004	61,370

Stockholders' Deficit
Common stock, ($0.0001 par value, 100,000,000 shares authorized
9,948,330 as of March 31, 2023 and December 31, 2022	995	995
Additional Paid in Capital	41,879	41,879
Deficit	(112,747)	(98,277)
Total Stockholders' Deficit	(69,873)	(55,403)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	2,131	5,967

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Interim Statement of Operations
(Unaudited)

	For the	For the
	three months ended	three months ended
	March 31,	March 31,
	2023	2022
	$	$
Operating Expenses
General and administrative	14,085	3,382
	(14,085)	(3,382)

Other Items
Finance costs	(385)	-
	(385)	-

Net Loss	(14,470)	(3,382)

Basic and diluted loss per share	(0.00)	(0.01)

Weighted average number of common shares outstanding	9,948,330	9,948,330

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Interim Statement of Changes in Stockholders' Deficit
For the three-month period ended March 31, 2023
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount $	Capital $	Earnings $	Total $

Balance, December 31, 2021	9,948,330	995	41,879	(55,003)	(12,130)

Net loss for the three-month period	-	-	-	(3,382)	(3,382)

Balance, March 31, 2022	9,948,330	995	41,879	(58,386)	(15,512)

Balance, December 31, 2022	9,948,330	995	41,879	(98,277)	(55,403)

Net loss for the three-month period	-	-	-	(14,470)	(14,470)

Balance, March 31, 2023	9,948,330	995	41,879	(112,747)	(69,873)

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Interim Statements of Cash Flows
(Unaudited)

	For the	For the
	three months ended	three months ended
	March 31,	March 31,
	2023	2022
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(14,470)	(3,382)
Changes in operating assets and liabilities:
Prepaid expenses	3,836	-
Accounts payable and accrued expenses	-	(6,000)
Net cash provided by (used in) operating activities	(10,634)	(9,382)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	385	-
Loan from third party	10,249	9,382
Net cash provided by (used in) financing activities	10,634	9,382

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	-	-
Income Taxes	-	-

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP, INC.

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2023

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

NOTE 2. BASIS OF PRESENTATION

The Company’s interim financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of application as the Company’s December 31, 2022 annual financial statements. While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2023 are not necessarily indicative of the results that can be expected for the year ended December 31, 2023.

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

At March 31, 2023, the Company had no cash and there were outstanding liabilities of $72,004. Management does not believe that the company’s current financial position is sufficient to cover the expenses they will incur during the next twelve months. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

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

b. Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2023.

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

e. Income taxes

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

f. Cancellation of common stock

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

g. Foreign Currency Translation and Balances

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

h. Foreign operations

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

i. Recently Issued Accounting Guidance

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company’s financial statements.

NOTE 4. PREPAID EXPENSES

On July 20, 2022, the Company purchased licenses to 4 patents at a cost of $13,000 to assist in the development of its drone business. The Licenses were for a 10-month period and as at March 31, 2023, $10,869 of the license costs were expensed.

These licenses were financed through a promissory note from a related party (See Note 5).

NOTE 5. PROMISSORY NOTE AND INTEREST

On July 20, 2022, the Company entered into a 1-year promissory note of $13,000 with a related party to finance the acquisition of patent licenses used in its drone business. The promissory note bears interest of 12%. During the 3 months ended March 31, 2023, interest expense of $385 was recorded as finance cost.

NOTE 6. RELATED PARTY TRANSACTIONS

On July 20, 2022, the Company entered into a promissory note agreement with a related party company to finance patent license acquisitions (See Note 5.)

NOTE 7. DEMAND LOAN PAYABLE

During the fiscal year ended December 31, 2021, the Company secured a loan facility from an independent third party to provide working capital. The loan is non-interest bearing and due upon demand.

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

As of March 31, 2023, the Company had 9,948,330 shares of common stock issued and outstanding.

As of March 31, 2023, the company did not have any warrants or options outstanding.

NOTE 9. SUBSEQUENT EVENT

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from March 31, 2023 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three months ended March 31, 2023, compared to the three months ended March 31 , 2022:

Revenues and Sale Expenses:

We generated $Nil in revenues and incurred $Nil in cost of sales for the three months ended March 31, 2022 and 2022.

Other Operating and General and Administrative Expenses:

During the three months ended March 31, 2023, we incurred $Nil in advertising and promotion, $Nil in research and development and $14,085 in general and administration compared to $Nil in advertising and promotion, $Nil in research and development and $3,382 in general and administration for the three months ended March 31, 2022. General and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees.

Net Loss:

Net loss was $14,470 for the three months ended March 31, 2023 compared to a net loss of $3,382 for the three months ended March 31, 2023.

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $10,634 compared to net cash used in operating activities of $9,382 for the three months ended March 31, 2022.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023, was $10,634 consisting of advance from related party of $385 and loan from third party of $10,249 compared to net cash provided by financing activities of $9,382 consisting of loan from third party for the three months ended March 31, 2022.

Total Assets:

The Company’s total assets were $2,131 as at March 31, 2023 and $5,967 as at December 31, 2022.

Total Liabilities:

The Company’s total liabilities were $72,004 as at March 31, 2023 compared to total liabilities of $61,370 as at December 31, 2022.

Stockholders’ Deficit:

The Company’s stockholders’ deficit was $69,873 as at March 31, 2023 compared to a stockholder’s deficit of $55,403 as  at December 31, 2022.

Liquidity and Capital Resources

As at March 31, 2023, we had $2,131 in current assets and total current liabilities of $72,004.

We had working capital deficiency of $69,873 as at March 31, 2023 compared to working capital deficiency of $55,403 as at December 31, 2022.

Capital Resources

We anticipate we will need $65,000 for operations for the next 12 months, which includes $5,000 for advertising and promotion; $10,000 for research and development; $15,000 for selling, general and administrative purposes; $20,000 for professional fees, including legal and audit fees; $5,000 for consulting fees; and $10,000 for working capital. Based on the foregoing, our cash on hand will not be adequate to satisfy our ongoing cash requirements.

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

Off-Balance Sheet Arrangements

 As of March 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that is material to investors.

Contractual Obligations and Commitments

As of March 31, 2023, we did not have any contractual obligations and commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “small reporting issuer”, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023.

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

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of March 31, 2023, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Stark Focus Group Inc. Registrant

Date: May 12, 2023	By	/s/ Cao Zhi Fen
Cao Zhi Fen Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

