Form 10-Q
period 2023-06-30
Stark Focus Group, Inc.
filed 2023-08-14
CIK 1794942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  9,948,330 shares as of August 11, 2023.

PART I. FINANCIAL INFORMATION

STARK FOCUS GROUP INC.
Consolidated Balance Sheet
(Unaudited)

ASSETS

	June 30,	December 31,
	2023	2022
	($)	($)
Current Assets
Cash & Cash Equivalents	-	-
Prepaid Expenses	-	5,967
TOTAL ASSETS	-	5,967

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Promissory note - note 5	14,479	13,705
Demand loan payable – note 7	64,514	47,665
Total Liabilities	78,993	61,370

Stockholders' Deficit
Common stock, ($0.0001 par value, 100,000,000 shares authorized 9,948,330 as of June 30, 2023 and December 31, 2022	995	995
Additional Paid in Capital	41,879	41,879
Deficit	(121,867)	(98,277)
Total Stockholders' Deficit	(78,993)	(55,403)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	-	5,967

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Consolidated Statement of Operations
(Unaudited)

	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
	($)	($)	($)	($)
Operating Expenses
General and administrative	8,731	9,010	22,816	12,392
	(8,731)	(9,010)	(22,816)	(12,392)

Other Items
Finance costs	(389)	-	(774)	-
	(389)	-	(774)	-

Net Income/ (Loss)	(9,120)	(9,010)	(23,590)	(12,392)

Basic and diluted earnings per share	(0.00)	(0.01)	(0.00)	(0.01)

Weighted average number of common shares outstanding	9,948,330	9,948,330	9,948,330	9,948,330

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Consolidated Statement of Changes in Stockholders' Equity
For the period ended June 30, 2022
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount ($)	Capital ($)	Earnings ($)	Total ($)

Balance, December 31, 2022	9,948,330	995	41,879	(98,277)	(55,404)

Net loss	-	-	-	(23,590)	(23,590)

Balance, June 30, 2023	9,948,330	995	41,879	(121,867)	(78,994)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount ($)	Capital ($)	Earnings ($)	Total ($)
Balance, December 31, 2021	9,948,330	995	41,879	(55,004)	(12,130)

Net loss	-	-	-	(12,392)	(12,392)

Balance, June 30, 2022	9,948,330	995	41,879	(67,396)	(24,522)

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	six months ended	six months ended
	June 30,	June 30,
	2023	2022
	($)	($)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(23,590)	(12,392)
Changes in operating assets and liabilities:

Prepaid expenses	5,967	-
Accounts payable and accrued expenses	-	(5,963)
Net cash provided by (used in) operating activities	(17,623)	(18,355)

CASH FLOWS FROM FINANCING ACTIVITIES
Promissory note interest	774	-
Loan from third party	16,849	18,355
Net cash provided by (used in) financing activities	17,623	18,355

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	-	-
Income Taxes	-	-

The following transaction did not involve cash:
On July 20, 2022, the Company incurred costs of $13,000 for 10-month licenses for use of 4 patents. The purchase was financed with a 1 year loan from a related party.

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP, INC.

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2023

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

NOTE 2. BASIS OF PRESENTATION

The Company’s interim financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of application as the Company’s December 31, 2021 annual financial statements. While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2023 are not necessarily indicative of the results that can be expected for the year ended December 31, 2023.

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

At June 30, 2023, the Company had no cash and there were outstanding liabilities of $78,993. Management does not believe that the company’s current financial position is sufficient to cover the expenses they will incur during the next twelve months. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

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

b. Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2023.

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

NOTE 4. PREPAID EXPENSES

On July 20, 2022, the Company purchased licenses to 4 patents at a cost of $13,000 to assist in the development of its drone business. The Licenses were for a 10-month period were initially recorded as prepaid expenses. As at June 30, 2023, the license costs were fully expensed.

These licenses were financed through a promissory note from a related party (See Note 7).

NOTE 5. PROMISSORY NOTE AND INTEREST

On July 20, 2022, the Company entered into a 1-year promissory note of $13,000 with a related party to finance the acquisition of patent licenses used in its drone business. The promissory note bears interest of 12%. During the 3 months and 6 months periods ended June 30, 2023, interest expense of $389 and $774 were recorded as finance cost, respectively.

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

As of June 30, 2023, the balance of the demand loan payable was $64,514 (December 31, 2022 - $47,665).

NOTE 8. SHARE CAPITAL

On December 3, 2021, the Board of Directors approved a plan with certain shareholders of the Company to repurchase an aggregate of 272,500 common shares for $15,871 (CAD$20,000). These shares were subsequently cancelled effective December 8, 2021.

As of June 30, 2023, the Company had 9,948,330 shares of common stock issued and outstanding.

As of June 30, 2023, the company did not have any warrants or options outstanding.

NOTE 9. SUBSEQUENT EVENT

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from June 30, 2023 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three months ended June 30, 2023, compared to the three months ended June 30, 2022:

Revenues and Sale Expenses:

We generated $Nil in revenues and incurred $Nil in cost of sales for the three months ended June 30, 2023 and 2022.

Other Operating and General and Administrative Expenses:

During the three months ended June 30, 2023, we incurred $Nil in advertising and promotion, $Nil in research and development and $8,731 in general and administration compared to $Nil in advertising and promotion, $Nil in research and development and $9,010 in general and administration for the three months ended June 30, 2022. General and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees.

Net Loss:

Net loss was $9,120 for the three months ended June 30, 2023 compared to a net loss of $9,010 for the three months ended June 30, 2022.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Revenues and Sale Expenses:

We generated $Nil in revenues and incurred $Nil in cost of sales for the six months ended June 30, 2023 and 2022.

Other Operating and General and Administrative Expenses:

During the six months ended June 30, 2023, we incurred $Nil in advertising and promotion, $Nil in research and development and $22,816 in general and administration compared to $Nil in advertising and promotion, $Nil in research and development and $12,392 in general and administration for the six months ended June 30, 2022. General and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees.

Net Loss:

Net loss was $23,590 for the six months ended June 30, 2023, compared to a net loss of $12,392 for the six months ended June 30, 2022.

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $17,623 compared to net cash used in operating activities of $18,355 for the six months ended June 30, 2022.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023, was $17,623 consisting of promissory note interest of $774 and loan from third party of $16,849 compared to net cash provided by financing activities of $18,355 consisting of loan from third party for the six months ended June 30, 2022.

Total Assets:

The Company’s total assets were $Nil as of June 30, 2023 and $5,967 as at December 31, 2022.

Total Liabilities:

The Company’s total liabilities were $78,993 as of June 30, 2023 compared to total liabilities of $61,370 as at December 31, 2022.

Stockholders’ Deficit:

The Company’s stockholders’ deficit was $78,993 as of June 30, 2023 compared to a stockholder’s deficit of $55,403 as at December 31, 2022.

Liquidity and Capital Resources

As at June 30, 2023, we had $Nil in current assets and total current liabilities of $78,993.

We had working capital deficiency of $78,993 as of June 30, 2023 compared to working capital deficiency of $55,403 as at December 31, 2022.

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

Off-Balance Sheet Arrangements

 As of June 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that is material to investors.

Contractual Obligations and Commitments

As of June 30, 2023, we did not have any contractual obligations and commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “small reporting issuer”, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023.

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

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2023, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Stark Focus Group Inc. Registrant

Date: August 14, 2023	By	/s/ Cao Zhi Fen
Cao Zhi Fen Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

