Form 10-Q
period 2023-09-30
Stark Focus Group, Inc.
filed 2023-11-14
CIK 1794942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  9,948,330 shares as of September 30, 2023.

PART I. FINANCIAL INFORMATION

STARK FOCUS GROUP INC.
Consolidated Balance Sheet
(Unaudited)

ASSETS

	September 30,	December 31,
	2023	2022
	$	$
Current Assets
Prepaid Expenses	-	5,967
TOTAL ASSETS	-	5,967

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	-	6,000
Current portion of Promissory note with related party - note 5	14,872	-
Demand loan payable – note 6	71,848	47,665
	86,720	53,665

Long-term Liabilities
Promissory note with related party - note 5	-	13,705
Total Liabilities	86,720	67,370

Stockholders' Deficit
Common stock, ($0.0001 par value, 100,000,000 shares authorized 9,948,330 outstanding as of September 30, 2023, and December 31, 2022	995	995
Additional Paid in Capital	41,879	41,879
Deficit	(129,594)	(104,277)
Total Stockholders' Deficit	(86,720)	(61,403)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	-	5,967

STARK FOCUS GROUP INC.
Consolidated Statement of Operations
(Unaudited)

	For the	For the	For the	For the
	three months ended	three months ended	nine months ended	nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
	($)	($)	($)	($)
Operating Expenses
General and administrative	1,334	7,614	24,150	20,006
Research and development		9,500		9,500
Advertising and promotion		2,691		2,691
	(1,334)	(19,805)	(24,150)	(32,197)

Other Items
Finance costs	(393)	(312)	(1,167)	(312)
	(393)	(312)	(1,167)	(312)

Net Loss	(1,727)	(20,117)	(25,317)	(32,509)

Basic and diluted earnings per share	(0.00)	(0.01)	(0.00)	(0.01)
Weighted average number of
common shares outstanding	9,948,330	9,948,330	9,948,330	9,948,330

The accompanying notes form an integral part of these unaudited consolidated financial statements.

STARK FOCUS GROUP INC.
Consolidated Statement of Changes in Stockholders' Equity
For the nine months ended September 30, 2023 and 2022
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount ($)	Capital ($)	Earnings ($)	Total ($)

Balance, December 31, 2022	9,948,330	995	41,879	(104,277)	(61,403)
Net loss	-	-	-	(25,317)	(25,317)
Balance, September 30, 2023	9,948,330	995	41,879	(129,594)	(86,720)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount ($)	Capital ($)	Earnings ($)	Total ($)
Balance, December 31, 2021	9,948,330	995	41,879	(55,004)	(12,130)
Net loss	-	-	-	(32,509)	(32,509)
Balance, September 30, 2022	9,948,330	995	41,879	(87,513)	(44,639)

The accompanying notes form an integral part of these unaudited consolidated financial statements.

STARK FOCUS GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	nine months ended	nine months ended
	September 30,	September 30,
	2023	2022
	($)	($)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(25,317)	(32,509)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	5,967	3,111
Finance cost	1,167	312
Gain on disposal of subsidiary	-	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(6,000)	(6,063)
Net cash used in operating activities	(24,183)	(35,149)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from third party	24,183	35,149
Net cash provided by financing activities	24,183	35,149

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	-	-
Income Taxes	-	-

The following transaction did not involve cash:
On July 20, 2022, the Company incurred costs of $13,000 for 10-month licenses for use of 4 patents. The purchase was financed with promissory note from a related party.

The accompanying notes form an integral part of these unaudited consolidated financial statements.

STARK FOCUS GROUP, INC.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2023

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

NOTE 2. BASIS OF PRESENTATION

The Company’s interim financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of application as the Company’s December 31, 2021 annual financial statements. While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2023 are not necessarily indicative of the results that can be expected for the year ended December 31, 2023.

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

At September 30, 2023, the Company had no cash and there were outstanding liabilities of $86,720 and an accumulated deficit of $129,594. Management does not believe that the company’s current financial position is sufficient to cover the expenses they will incur during the next twelve months. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

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

b. Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2023.

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

e. Income taxes

The Company follows the guideline under ASC Topic 740 Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since the Company is in the developmental stage and has losses, no deferred tax asset or income taxes have been recorded in the financial statements. There are no uncertain tax positions as at September 30, 2023 and December 31, 2022.

f. Foreign Currency Translation and Balances

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

g. Foreign operations

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

h. Recently Issued Accounting Guidance

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company’s financial statements.

NOTE 4. PREPAID EXPENSES

On July 20, 2022, the Company purchased licenses to 4 patents at a cost of $13,000 to assist in the development of its drone business. The Licenses were for a 10-month period were initially recorded as prepaid expenses. As of September 30, 2023, the license costs were fully expensed.

These licenses were financed through a promissory note from a related party (See Note 7).

NOTE 5. PROMISSORY NOTE WITH RELATED Party

On July 20, 2022, the Company entered into a 1-year promissory note of $13,000 with a related party to finance the acquisition of patent licenses used in its drone business. As of July 19, 2023, the Company entered into an agreement to extent the promissory note for an additional year. The promissory note bears interest of 12%. During the 3 months and 9 months periods ended September 30, 2023, interest expense of $393 and $1,167 were recorded as finance cost, respectively.

NOTE 6. DEMAND LOAN PAYABLE

During the fiscal year ended December 31, 2021, the Company secured a loan facility from an independent third party to provide working capital. The loan is non-interest bearing and due upon demand.

As of September 30, 2023, the balance of the demand loan payable was $71,848 (December 31, 2022 - $47,665).

NOTE 7. SHARE CAPITAL

On December 3, 2021, the Board of Directors approved a plan with certain shareholders of the Company to repurchase an aggregate of 272,500 common shares for $15,871 (CAD$20,000). These shares were subsequently cancelled effective December 8, 2021.

As of September 30, 2023, the Company had 9,948,330 shares of common stock issued and outstanding.

As of September 30, 2023, the company did not have any warrants or options outstanding.

NOTE 8. SUBSEQUENT EVENT

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from September 30, 2023 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three months ended September 30, 2023, compared to the three months ended September 30, 2022:

Revenues and Sale Expenses:

We generated $Nil in revenues and incurred $Nil in cost of sales for the three months ended September 30, 2023 and 2022. During the quarter ended September 30, 2021, we sold our 100% interest of our wholly subsidiary, Common Design Limited, and the operations of Common Design have been shown on the March 31, 2021 operations statement as loss on discontinued operations.

Other Operating and General and Administrative Expenses:

During the three months ended September 30, 2023, we incurred $1,334 in general and administration expenses, $nil in advertising and promotion compared to $7,614 in general and administration expenses, $9,500 in research and development and $2,691 in advertising and promotion for the three months ended September 30, 2022. General and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees.

Net Loss:

Net loss was $1,727 for the three months ended September 30, 2023 compared to a net loss of $20,117 for the three months ended September 30, 2022.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Revenues and Sale Expenses:

We generated $Nil in revenues and incurred $Nil in cost of sales for the nine months ended September 30, 2023 and 2022.

Other Operating and General and Administrative Expenses:

During the nine months ended September 30, 2023, we incurred $24,150 in general and administration expenses, $nil in advertising and promotion compared to $20,006 in general and administration expenses, $9,500 in research and development and $2,691 in advertising and promotion for the nine months ended September 30, 2022. General and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees.

Net Loss:

Net loss was $25,317 for the nine months ended September 30, 2023, compared to a net loss of $32,509 for the nine months ended September 30, 2022.

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $24,183 compared to net cash used in operating activities of $35,149 for the nine months ended September 30, 2022.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023, was $24,183 consisting of loan from third party of $24,183 compared to net cash provided by financing activities of $35,149 consisting of loan from third party of $35,149 for the nine months ended September 30, 2022.

Total Assets:

The Company’s total assets were $Nil as at September 30, 2023 and $5,967 as at December 31, 2022.

Total Liabilities:

The Company’s total liabilities were $86,720 as at September 30, 2023 compared to total liabilities of $67,370 as at December 31, 2022.

Stockholders’ Deficit:

The Company’s shareholders’ deficit was $86,720 as at September 30, 2023 compared to a shareholder’s deficit of $61,403 as at December 31, 2022.

Liquidity and Capital Resources

As at September 30, 2023, we had $Nil in current assets and total current liabilities of $86,720.

We had working capital deficiency of $86,720 as at September 30, 2023 compared to working capital deficiency of $47,698 as at December 31, 2022.

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

Off-Balance Sheet Arrangements

 As of September 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that is material to investors.

Contractual Obligations and Commitments

As of September 30, 2023, we did not have any contractual obligations and commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “small reporting issuer”, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023.

Our management, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

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

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("CSOTC") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of September 30, 2023, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is evaluating of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Stark Focus Group Inc.
Registrant
Date: November 14, 2023	By:	/s/ Cao Zhi Fen
Cao Zhi Fen
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

