Form 10-K
period 2023-12-31
Stark Focus Group, Inc.
filed 2024-04-15
CIK 1794942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number 333-237100

STARK FOCUS GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

38 S Federal Highway #10-199,Dania Beach, FL 33004

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $115,383 on December 31, 2023, the last business day of the registrant’s most recently completed fiscal year.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 9,948,330 of Common Stock as of March 25, 2024

Document Incorporated by Reference: None

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

Also on September 9, 2021, Compass North Holdings Limited purchased 8,280,000 shares of the Company’s common stock, at a price of US$0.0524 per share from our previous majority shareholder. As a result of the acquisition of 8,280,000 shares of common stock, Compass North Holdings Limited holds approximately 81% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

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

Item 2. Properties

We do not own any real property. We are currently sharing office space with other parties.

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

Our transfer agent is Globex Transfer, LLC, located at 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

Holders

As of December 31, 2023, there were 4 holders of record of our common stock and, 9,948,330 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2023 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2023.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended December 31, 2023 and December 31, 2022 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report.

Results of Operations

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

Net Revenues

We generated $Nil in revenues and incurred $Nil in cost of sales for the years ended December 31, 2023 and 2022.

Selling, General and Administrative Expense

During the year ended December 31, 2023, we incurred expenses of $30,500 in general and administration compared to $2,691 in advertising and promotion, $9,500 in research and development and $36,377 in general and administration for the year ended December 31, 2022. General and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees.

Net Loss

Net loss was $32,060 for the year ended December 31, 2023 compared to net loss of $49,273 for the year ended December 31, 2022.

Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $30,533 compared to net cash used in operating activities of $54,599 for the year ended December 31, 2022.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023, was $30,533 consisting of convertible note of $6,350 and loan from third party of $24,183 compared to net cash provided by financing activities of $54,599 consisting of loan from third party of $54,599 for the year ended December 31, 2022.

Total Assets

The Company’s total assets were $Nil as of December 31, 2023 compared to $5,967 total assets as of December 31, 2022.

Total Liabilities

The Company’s total liabilities were $93,463 as of December 31, 2023 compared to total liabilities of $67,370 as of December 31, 2022.

Stockholders’ Equity

The Company’s shareholders’ deficit was $93,463 as of December 31, 2023 compared to shareholder’s deficit of $61,403 as of December 31, 2022.

Liquidity and Capital Resources

The Year Ended December 31, 2023 compared to Year Ended December 31, 2022

Cash and cash equivalents were $Nil as of December 31, 2023. Our total current assets were $Nil and our total current liabilities were $87,113 as of December 31, 2023. At the end of the year ended December 31, 2022, cash and cash equivalents were $Nil, total current assets were $5,967, and total current liabilities were $53,665.

We had a working capital deficiency of $87,113 as of December 31, 2023 compared to working capital deficiency of $47,698 as of December 31, 2022.

We received from convertible note of $6,350 and loan of $24,183 from shareholder during the year ended December 31, 2023. For the year ended December 31, 2022, we received loan of $54,599 from shareholder.

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

As of December 31, 2023, we do not have any other contractual obligations and commitments.

Plan of Operation for the next 12 months

Our expenses for the twelve-month period beginning from January 1, 2024 are estimated to be approximately $60,000. With our working capital deficit of $87,113 as of December 31, 2023, we will need to raise additional capital to cover our expenses for the twelve-month period beginning from January 1, 2023.

Estimated Expenses for the Twelve-Month Period Beginning January 1, 2024
Professional Fees	$20,000
Marketing and Business Development	25,000
General & Administrative	15,000
Total	$60,000

We will continue to rely on equity sales of our common shares and funding from directors and shareholders in order to continue to fund our business operations. Issuance of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Going Concern

We incurred a cumulative net loss of $136,337 during the period from inception to December 31, 2023. We have limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives. Our ability to continue as a going concern is dependent on additional sources of capital and the growth of our business.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2023, and are included elsewhere in this annual report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

N/A.

Item 8. Financial Statements and Supplementary Data

For the audit report of GreenGrowth CPAs, Chartered Professional Accountant, and our audited financial statements for the year ended December 31, 2023, follow on pages F-1 through F-10.

STARK FOCUS GROUP, INC.

Financial Statements

For the years ended December 31, 2023 and 2022

(Stated in US Dollars)

STARK FOCUS GROUP, INC.

FOR THE YEARS ENDED DECEMBER, 2023 AND 2022

9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Stark Focus Group

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Stark Focus Group (the Company) as of December 31, 2023, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended and the related notes collectively referred to as the financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Green Growth CPAs

April 15, 2024

We have served as the Company’s auditor since 2023.

Los Angeles, California

PCAOB ID Number 6580

STARK FOCUS GROUP INC.
Balance Sheet

ASSETS

	December 31,	December 31,
	2023	2022

Current Assets
Prepaid Expenses	$-	$5,967
TOTAL ASSETS	$-	$5,967

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$-	$6,000
Promissory note due to related party – note 6 and 7	15,265	-
Demand loan payable due to related party – note 6 and 8	71,848	47,665
	87,113	53,665

Long-term Liabilities
Promissory note due to related party - note 6 and 7	-	13,705
Convertible note – note 9	6,350	-
Total Liabilities	93,463	67,370

Stockholders' Deficit
Common stock, ($0.0001 par value, 100,000,000 shares authorized 9,948,330 issued and outstanding as of December 31, 2023 and 2022	995	995
Additional paid in capital	41,879	41,879
Deficit	(136,337)	(104,277)
Total Stockholders' Deficit	(93,463)	(61,403)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$5,967

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statement of Operations

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2023	2022

Expenses
Advertising and promotion	$-	2,691
Research and development	-	9,500
General and Administrative	30,500	36,377
Loss from Operations	(30,500)	(48,568)

Other Items
Finance costs	(1,560)	(705)

Net Loss	$(32,060)	(49,273)

Basic and diluted earnings per share	$(0.00)	(0.00)

Weighted average number of common shares outstanding	9,948,330	9,948,330

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statement of Changes in Stockholders' Deficit
For the years ended December 31, 2023

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount ($)	Capital ($)	Earnings ($)	Total ($)

Balance, December 31, 2021	9,948,330	995	41,879	(55,004)	(12,130)

Net loss	-	-	-	(49,273)	(49,273)

Balance, December 31, 2022	9,948,330	995	41,879	(104,277)	(61,403)

Net loss	-	-	-	(32,060)	(32,060)

Balance, December 31, 2023	9,948,330	995	41,879	(136,337)	(93,463)

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statements of Cash Flows

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,060)	(49,273)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,967	-
Finance cost	1,560	705
Changes in operating assets and liabilities:
Prepaid expenses	-	(5,967)
Accounts payable and accrued expenses	(6,000)	(63)
Net cash used in operating activities	(30,533)	(54,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible note	6,350	-
Promissory note from related party		13,000
Loan from third party		41,598
Loan from related party	24,183
Net cash provided by) financing activities	30,533	54,598

Net increase (decrease) in cash	-	-
Cash at beginning of year	-	-
Cash at end of year	$-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	-
Income Taxes	$-	-

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023

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

NOTE 3. GOING CONCERN

At December 31, 2023, the Company had no cash and there were outstanding liabilities of $93,463. Management does not believe that the company’s current financial position is sufficient to cover the expenses they will incur during the next twelve months. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

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

b. Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2023.

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

e. Income taxes

The Company follows the guideline under ASC Topic 740 Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since the Company is in the developmental stage and has losses, no deferred tax asset or income taxes have been recorded in the financial statements. There are no uncertain tax positions as at December 31, 2023 and 2022.

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

g. Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplified the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplified the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20 Debt: Debt with Conversion and Other Options, that required entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revised the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revised the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. ASU 2020-06 was effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption was permitted. The Company has elected to early adopt ASU 2020-06 effective beginning January 1, 2023. Under this guidance, the Company’s convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives.

h. Recently Issued Accounting Guidance

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company’s financial statements.

NOTE 5. PREPAID EXPENSES

On July 20, 2022, the Company purchased licenses to 4 patents at a cost of $13,000 to assist in the development of its drone business. The Licenses were for a 10-month period were initially recorded as prepaid expenses. As at December 31, 2023, the license costs were fully expensed.

These licenses were financed through a promissory note from a related party (See Note 7).

NOTE 6. RELATED PARTY TRANSACTIONS

As of December 31, 2023, the Company had a promissory note agreement with a related party that were used to finance patent license acquisitions (Note 6) and a demand loan facility arrangement with a shareholder to provide working capital (Note 7). Terms and conditions of these arrangements are discussed in Note 7 and Note 8, respectively.

NOTE 7. PROMISSORY NOTE AND INTEREST

On July 20, 2022, the Company entered into a 2-year promissory note of $13,000 with a related party to finance the acquisition of patent licenses used in its drone business. The promissory note bears interest of 12%. During the year ended December 31, 2023, interest expense of $1,560 was recorded as finance cost.

NOTE 8. DEMAND LOAN PAYABLE

During the year ended December 31, 2021, the Company secured a loan facility from a shareholder to provide working capital. The loan is non-interest bearing and due upon demand.

As of December 31, 2023, the balance of the demand loan payable was $71,848 (December 31, 2022 - $47,665).

NOTE 9. CONVERTIBLE DEBT

On December 31, 2023, the Company issued a convertible note for a net proceed of $6,350. The convertible note is due to mature on December 31, 2028 unless earlier converted to common stock. The convertible note will accrue interest at a rate of 10% per annum and has a conversion price of $0.04 per common stock.

The convertible note is governed by an indenture dated as of December 31, 2023. The Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness or the issuance or repurchase of the Company’s securities by the Company.

NOTE 10. SHARE CAPITAL

On December 3, 2021, the Board of Directors approved a plan with certain shareholders of the Company to repurchase an aggregate of 272,500 common shares for $15,871 (CAD$20,000). These shares were subsequently cancelled effective December 8, 2021.

As of December 31, 2023, the Company had 9,948,330 shares of common stock issued and outstanding.

As of December 31, 2023, the company did not have any warrants or options outstanding.

NOTE 11. INCOME TAXES

Income tax expense and recovery differs from that which would be expected from applying the effective tax rates to the net income (loss0 for the years ended December 31, 2023 and 2022 for the Company is as follows:

	December 31, 2023	December 31, 2022
Net income (loss)	$(32,060)	$(49,273)

Statutory and effective tax rate	21%	21%
Income tax expense (recovery) at the effective rate	(6,733)	(10,300)
Permanent adjustment
Tax benefit (liability) deferred	6,733	10,300
Income tax expense (recovery)	$-	$-

	December 31, 2022	December 31, 2022
Tax losses carried forward	$181,185	$149,125

Statutory and effective tax rate	21%	21%
Deferred tax asset	38,049	31,300
Valuation allowance	(38,049)	(31,300)
Net deferred asset	$-	$-

NOTE 12. SUBSEQUENT EVENT

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from December 31, 2023 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023.

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2023, our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staffs who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness which could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2023 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Cao Zhi Fen	President, Chief Executive Officer, Treasurer, Secretary and Director	42	September 10, 2021

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

Section 16(a) of the Securities Exchange Act of 1934

During the fiscal year ended December 31, 2023 our Directors and Officers have complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table shows for the fiscal years ending December 31, 2021, and 2020, the compensation awarded or paid by the Company to its executive officers. No executive officers of the Company had total salary and bonus exceeding $100,000 during such year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cao Zhi Fen(1) President, Chief Executive Officer, and Director	2023 2022	Nil Nil	Nil Nil	Nil Nil	Nil NIL	Nil Nil	Nil Nil	Nil NIL	Nil NIL

(1)	Cao Zhi Fen was appointed President, Chief Executive Officer, Treasurer and Director of our company on October 25, 2021.

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

No equity awards were outstanding as of the year ended December 31, 2023.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2023, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(2)	The percentages are based on 9,948,330 shares of common stock issued and outstanding as of December 31, 2023.

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

As of December 31, 2023, we are obligated to a related party and a third party for loan and funds advanced to us for working capital.

On July 20, 2022, the Company entered into a 2-year promissory note of $13,000 with a related party to finance the acquisition of patent licenses used in its drone business. The promissory note bears interest of 12%. During the year ended December 31, 2023, interest expense of $1,560 was recorded as finance cost.

During the fiscal year ended December 31, 2021, the Company secured a loan facility from an independent third party to provide working capital. The loan is non-interest bearing and due upon demand. As of December 31, 2023, the balance of the demand loan payable was $71,894 (December 31, 2022 - $47,665).

On December 31, 2023, the Company issued a convertible note for a net proceed of $6,350. The convertible note is due to mature on December 31, 2028 unless earlier converted to common stock.The convertible note will accrue interest at a rate of 10% per annum and has a conversion price of $0.04 per common stock. The convertible note is governed by an indenture dated as of December 31, 2023. The Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness or the issuance or repurchase of the Company’s securities by the Company.

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

	Year Ended
	December 31, 2023 US$		December 31, 2022 US$
Audit Fees	$5,000.00	(1)	$5,000.00
Audit Related Fees	Nil		Nil
Tax Fees	$3,000.00	(1)	$2,000.00
All Other Fees	Nil		Nil
Total	$8,000.00	(1)	$7,000.00

(1)	Estimate only.

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

STARK FOCUS GROUP INC.

Dated: April 15, 2024	By:	/s/Cao Zhi Fen
Cao Zhi Fen
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2024	By:	/s/Cao Zhi Fen
Cao Zhi Fen
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

