Form 10-Q
period 2024-03-31
Stark Focus Group, Inc.
filed 2024-05-15
CIK 1794942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDEDMARCH 31, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to____________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

practicable date:  9,948,330 shares as of March 31, 2024.

PART I. FINANCIAL INFORMATION

STARK FOCUS GROUP INC.
Balance Sheet

ASSETS

	March 31,	December 31,
	2024	2023

Current Assets
Cash & cash equivalents	$-	-
TOTAL ASSETS	$-	-

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$-	-
Promissory note due to related party – note 5 and 6	15,653	15,265
Demand loan payable due to related party – note 5 and 7	71,848	71,848
	87,501	87,113

Long-term Liabilities
Convertible note – note 8	23,908	6,350
Total Liabilities	111,409	93,463

Stockholders' Equity
Common stock, ($0.0001 par value, 100,000,000 shares authorized 9,948,330 as of September 30, 2023 and December 31, 2022	995	995
Additional paid in capital	41,879	41,879
Deficit	(154,283	(136,337)
Total Stockholders' Deficit	(111,409)	(93,463)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$-	-

The annexed notes form an integral part of these financial statements.

3

STARK FOCUS GROUP INC.
Statement of Operations (Unaudited)

	For the	For the
	three months ended	three months ended
	March 31,	March 31,
	2024	2023

Expenses
General and Administrative	$17,400	14,085
	(17,400)	(14,085)

Other Items
Finance costs	(546)	(385)

Net Loss	$(17,946)	(14,470)

Basic and diluted earnings per share	$(0.00)	(0.00)

Weighted average number of common shares outstanding	9,948,330	9,948,330

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statement of Changes in Stockholders' Equity
For the period ended March 31, 2024 and 2023

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount ($)	Capital ($)	Earnings ($)	Total ($)

Balance, December 31, 2023	9,948,330	995	41,879	(136,337)	(93,463)

Net profit (loss)	-	-	-	(17,946)	(17,946)

Balance, March 31, 2024	9,948,330	995	41,879	(154,283)	(111,409)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount ($)	Capital ($)	Earnings ($)	Total ($)

Balance, December 31, 2022	9,948,330	995	41,879	(98,277)	(55,403)

Net profit (loss)	-	-	-	(14,470)	(14,470)

Balance, March 31, 2023	9,948,330	995	41,879	(112,747)	(69,873)

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statement of Cash Flows (Unaudited)

	For the	For the
	three months ended	three months ended
	March 31,	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,946)	(14,470)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Finance cost	546	-
Changes in operating assets and liabilities:
Prepaid expenses	-	3,836
Net cash used in operating activities	(17,400)	(10,634)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible note	17,400	-
Loan from related party	-	10,634
Net cash provided by financing activities	17,400	10,634

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	$-	-
Income Taxes	$-	-

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP, INC.

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2024

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

NOTE 2. BASIS OF PRESENTATION

The Company’s interim financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of application as the Company’s December 31, 2023 annual financial statements. While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2024 are not necessarily indicative of the results that can be expected for the year ended December 31, 2024.

The Company has a December 31, year-end.

Functional and Presentation Currency

The Company’s foreign operations are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company uses US Dollars as its functional and presentation currency.

NOTE 3. going concern

At March 31, 2024, the Company had no cash and there were outstanding liabilities of $111,409. Management does not believe that the company’s current financial position is sufficient to cover the expenses they will incur during the next twelve months. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

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

e. Income taxes

The Company follows the guideline under ASC Topic 740 Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since the Company is in the developmental stage and has losses, no deferred tax asset or income taxes have been recorded in the financial statements. There are no uncertain tax positions as at March 31, 2024 and December 31, 2023.

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

NOTE 5. RELATED PARTY TRANSACTIONS

As of March 31, 2024, the Company had a promissory note agreement with a related party that were used to finance patent license acquisitions (Note 6) and a demand loan facility arrangement with a shareholder to provide working capital (Note 7). Terms and conditions of these arrangements are discussed in Note 7 and Note 8, respectively.

NOTE 6. PROMISSORY NOTE AND INTEREST

On July 20, 2022, the Company entered into a 2-year promissory note of $13,000 with a related party to finance the acquisition of patent licenses used in its drone business. The promissory note bears interest of 12%. During the 3 months ended March 31, 2024, interest expense of $388 was recorded as finance cost .

NOTE 7. DEMAND LOAN PAYABLE

As of March 31, 2024, the Company has a loan facility from an independent third party to provide working capital. The loan is non-interest bearing and due upon demand.

NOTE 8. CONVERTIBLE DEBT

On March 31, 2024, the Company issued a convertible note for a net proceed of $17,400. The convertible note is due to mature on December 31, 2028 unless earlier converted to common stock. The convertible note will accrue interest at a rate of 10% per annum and has a conversion price of $0.04 per common stock.

On December 31, 2023, the Company issued a convertible note for a net proceed of $6,350. The convertible note is due to mature on December 31, 2028 unless earlier converted to common stock. The convertible note will accrue interest at a rate of 10% per annum and has a conversion price of $0.04 per common stock.

These convertible notes are governed by indentures dated as per above. The indentures do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness or the issuance or repurchase of the Company’s securities by the Company. During the 3 months ended March 31, 2024, interest expense of $158  was recorded as finance cost.

NOTE 9. SHARE CAPITAL

As of March 31, 2024, the Company had 9,948,330 shares of common stock issued and outstanding.

As of March 31, 2024, the Company did not have any warrants or options outstanding.

NOTE 10. SUBSEQUENT EVENT

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from March 31, 2024 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We are currently pursuing a number of business opportunities. We anticipate that we will have an active business in the near future.

Results of Operations

Three months ended March 31, 2024, compared to the three months ended March 31, 2023:

Revenues and Sale Expenses:

We generated $Nil in revenues and incurred $Nil in cost of sales for the three months ended March 31, 2024 and March 31, 2023.

Other Operating and General and Administrative Expenses:

During the three months ended March 31, 2024, we incurred $Nil in advertising and promotion, $Nil in research and development and $17,400 in general and administration compared to $Nil in advertising and promotion, $Nil in research and development and $14,085 in general and administration for the three months ended March 31, 2023. General and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees.

Net Loss:

Net loss was $17,946 for the three months ended March 31, 2024 compared to a net loss of $14,470 for the three months ended March 31, 2023.

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $17,400 compared to net cash used in operating activities of $10,634 for the three months ended March 31, 2023.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024, was $17,400 consisting of proceed from a convertible note compared to net cash provided by financing activities of $10,634 consisting of loan from related party for the three months ended March 31, 2023.

Total Assets:

The Company’s total assets were $Nil as at March 31, 2024 and December 31, 2023.

Total Liabilities:

The Company’s total liabilities were $111,409 as at March 31, 2024 compared to total liabilities of $93,463 as at December 31, 2023.

Stockholders’ Deficit:

The Company’s stockholders’ deficit was $111,409 as at March 31, 2024 compared to a stockholder’s deficit of $93,463 as at December 31, 2023.

Liquidity and Capital Resources

As at March 31, 2024, we had $Nil in current assets and total current liabilities of $87,502.

We had working capital deficiency of $87,501 as at March 31, 2024 compared to working capital deficiency of $87,113 as at December 31, 2023.

Capital Resources

We anticipate we will need $60,000 for operations for the next 12 months, which includes $25,000 for marketing and business development; $15,000 for selling, general and administrative purposes; and $20,000 for professional fees, including legal and audit fees. Based on the foregoing, our cash on hand will not be adequate to satisfy our ongoing cash requirements.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that is material to investors.

Contractual Obligations and Commitments

As of March 31, 2024, we did not have any contractual obligations and commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “small reporting issuer”, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024.

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

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of March 31, 2024, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Stark Focus Group Inc. Registrant

Date: May 15, 2024	By:	/s/ Cao Zhi Fen
Cao Zhi Fen
Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

