Form 10-K
period 2024-12-31
Stark Focus Group, Inc.
filed 2025-04-14
CIK 1794942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $72,526.00 on December 31, 2024, the last business day of the registrant’s most recently completed fiscal year.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 9,948,330 of Common Stock as of December 31, 2024

Document Incorporated by Reference: None

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

As used in this annual report, the terms “we”, “us”, “our” and the “Company”, mean Stark Focus Group Inc. (formerly including Common Design Limited, which was divested on September 9, 2021).

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

Other than the transaction of Common Design Limited, we haven’t undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets in the ordinary course of business, neither we have ever been a party to any bankruptcy, receivership or similar proceeding.

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

Our transfer agent is Globex Transfer, LLC, located at 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

Holders

As of December 31, 2024, there were 4 holders of record of our common stock and, 9,948,330 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2024 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2024.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended December 31, 2024 and December 31, 2023 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report.

Results of Operations

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

Net Revenues

We generated $Nil in revenues and incurred $Nil in cost of sales for the years ended December 31, 2024 and 2023.

Selling, General and Administrative Expense

During the year ended December 31, 2024, we incurred $43,158 in general and administration expenses compared to $30,500 in general and administration expenses for the year ended December 31, 2023. General and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees.

Net Loss

Net loss was $47,225 for the year ended December 31, 2024 compared to net loss of $32,060 for the year ended December 31, 2023.

Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $40,758 compared to net cash used in operating activities of $30,533 for the year ended December 31, 2023.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 consisted solely of convertible notes totaling $40,758 compared to net cash provided by financing activities of $30,533 consisting of convertible notes of $6,350 and loan from related party of $24,183 for the year ended December 31, 2023.

Total Assets

The Company’s total assets were $Nil as of December 31, 2024 and December 31, 2023.

Total Liabilities

The Company’s total liabilities were $140,688 as of December 31, 2024 compared to total liabilities of $93,463 as of December 31, 2023.

Stockholders’ Equity

The Company’s shareholders’ deficit was $140,688 as of December 31, 2024 compared to shareholders’ deficit of $93,463 as of December 31, 2023.

Liquidity and Capital Resources

The Year Ended December 31, 2024 compared to Year Ended December 31, 2023

Cash and cash equivalents were $Nil as of December 31, 2024. Our total current assets were $Nil and our total current liabilities were $74,248 as of December 31, 2024. At the end of the year ended December 31, 2023, cash and cash equivalents were $Nil, total current assets were $Nil, and total current liabilities were $87,113.

We had a working capital deficiency of $74,248 as of December 31, 2024 compared to working capital deficiency of $87,113 as of December 31, 2023.

We received convertible notes of $40,758 during the year ended December 31, 2024. For the year ended December 31, 2023, we received convertible notes of $6,350 and loan of $24,183 from related parties.

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

As of December 31, 2024, we do not have any other contractual obligations and commitments.

Plan of Operation for the Next 12 Months

Our expenses for the twelve-month period beginning from January 1, 2025 are estimated to be approximately $50,000. With our working capital deficit of $74,248 as of December 31, 2024, we will need to raise additional capital to cover our expenses for the twelve-month period beginning from January 1, 2025.

Estimated Expenses for the Twelve-Month Period Beginning January 1, 2025
Professional Fees	$20,000
Marketing and Business Development	15,000
General & Administrative	15,000
Total	$50,000

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

Going Concern

We incurred a cumulative net loss of $183,562 during the period from inception to December 31, 2024. We have limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives. Our ability to continue as a going concern is dependent on additional sources of capital and the growth of our business.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2024, and are included elsewhere in this annual report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

N/A.

Item 8. Financial Statements and Supplementary Data

The Company’s Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm, are set forth on pages F-1 through F12 of this report and are incorporated by reference in this Item 8.

STARK FOCUS GROUP, INC.

Financial Statements

For the years ended December 31, 2024 and 2023

 (Stated in US Dollars)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Stark Focus Group

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Stark Focus Group (the Company) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and the related notes collectively referred to as the financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Green Growth CPAs

April 11, 2025

We have served as the Company’s auditor since 2023.

Los Angeles, California

PCAOB ID Number 6580

STARK FOCUS GROUP INC.
Balance Sheet

ASSETS

	December 31,	December 31,
	2024	2023

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,400	$-
Promissory note due to related party – note 5 and 6	-	15,265
Demand loan payable due to related party – note 5 and 7	71,848	71,848
	74,248	87,113

Long-term Liabilities
Promissory note due to related party - note 5 and 6	16,828	-
Convertible note – note 8	49,612	6,350
Total Liabilities	140,688	93,463

Stockholders' Deficit
Common stock, ($0.0001 par value, 100,000,000 shares authorized 9,948,330 issued and outstanding as of December 31, 2024 and 2023	995	995
Additional paid in capital	41,879	41,879
Deficit	(183,562)	(136,337)
Total Stockholders' Deficit	(140,688)	(93,463)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$-

The annexed notes form an integral part of these financial statements.

F-2

STARK FOCUS GROUP INC.
Statement of Operations

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2024	2023

Expenses
General and Administrative	$43,158	30,500
Loss from Operations	(43,158)	(30,500)

Other Items
Finance costs	(4,067)	(1,560)

Net Loss	$(47,225)	(32,060)

Basic and diluted earnings per share	$(0.00)	(0.00)
Weighted average number of common shares outstanding	9,948,330	9,948,330

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statement of Changes in Stockholders' Deficit
For the years ended December 31, 2024

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount ($)	Capital ($)	Earnings ($)	Total ($)

Balance, December 31, 2021	9,948,330	995	41,879	(55,004)	(12,130)

Net loss	-	-	-	(49,273)	(49,273)

Balance, December 31, 2022	9,948,330	995	41,879	(104,277)	(61,403)

Net loss	-	-	-	(32,060)	(32,060)

Balance, December 31, 2023	9,948,330	995	41,879	(136,337)	(93,463)

Net loss	-	-	-	(47,225)	(47,225)

Balance, December 31, 2024	9,948,330	995	41,879	(183,562)	(140,688)

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statements of Cash Flows

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,225)	(32,060)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-	5,967
Finance cost	4,067	1,560
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,400	(6,000)
Net cash used in operating activities	(40,758)	(30,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible note	40,758	6,350
Loan from related party	-	24,183
Net cash provided by financing activities	40,758	30,533

Net increase (decrease) in cash	-	-
Cash at beginning of year	-	-
Cash at end of year	$-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	-
Income Taxes	$-	-

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024

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

On July 18, 2022, the Company announced that it is entering the Drone / Unmanned Aerial Vehicles market with the launch of its new brand, RevoluDrones.  On July 20, 2022, the Company purchased 10-month licenses for 4 patents Hto assist in its drone business.

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

NOTE 3. GOING CONCERN

As of December 31, 2024, the Company had no cash and there were outstanding liabilities of $140,688.  Management does not believe that the company’s current financial position is sufficient to cover the expenses they will incur during the next twelve months.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

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

b. Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2024.

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

e. Income taxes

The Company follows the guideline under ASC Topic 740 Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since the Company is in the developmental stage and has losses, no deferred tax asset or income taxes have been recorded in the financial statements. There are no uncertain tax positions as at December 31, 2024 and 2023.

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

g. Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU enhances segment disclosure requirements, including new disclosures of significant segment expenses, management performance measures, and interim segment profit or loss. It also requires public companies to disclose the title and position of the chief operating decision maker (CODM) and clarify the basis of measurement used in evaluating segments.

ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.

The Company adopted ASU 2023-07 in fiscal 2024.  At present, the adoption has no material impact to the Company’s financial statements.  The Company currently reports as a single operating segment.  However, if in future periods the Company determines it operates more than one reportable segment, ASU 2023-07 requires expanded disclosures, including the nature of significant expenses and any internal management performance metrics. Management will continue to monitor its segment structure and evaluate the ASU’s disclosure requirements accordingly.

h. Recently Issued Accounting Guidance

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company’s financial statements.

NOTE 5. RELATED PARTY TRANSACTIONS

As of December 31, 2024, the Company had a promissory note agreement with a related party that were used to finance patent license acquisitions in 2022 and a demand loan facility arrangement with a shareholder to provide working capital (Note 6).  Terms and conditions of these arrangements are discussed in Note 6 and Note 7, respectively.

NOTE 6. PROMISSORY NOTE AND INTEREST

On July 20, 2022, the Company entered into a 2-year promissory note of $13,000 with a related party to finance the acquisition of patent licenses used in its drone business.  On July 20, 2024, the promissory note was extended with a maturity date of July 17, 2027.  The promissory note bears interest of 12%.  During the year ended December 31, 2024, related interest expense of $1,563 was recorded as finance cost.

NOTE 7. DEMAND LOAN PAYABLE

During the year ended December 31, 2021, the Company secured a loan facility from a shareholder to provide working capital.  The loan is non-interest bearing and due upon demand.

As of December 31, 2024, the balance of the demand loan payable was $71,848 (December 31, 2023 - $71,848).

NOTE 8. CONVERTIBLE DEBT

On December 31, 2024, the Company issued a convertible note for a net proceed of $9,750. The convertible note is due to mature on December 31, 2028 unless earlier converted to common stock. The convertible note will accrue interest at a rate of 10% per annum and has a conversion price of $0.04 per common stock.

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

The convertible notes are governed by indentures date as above. The Indentures do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness or the issuance or repurchase of the Company’s securities by the Company.  During the year ended December 31, 2024, related interest expense of $2,504 was recorded as finance cost.

NOTE 9. SHARE CAPITAL

On December 3, 2021, the Board of Directors approved a plan with certain shareholders of the Company to repurchase an aggregate of 272,500 common shares for $15,871 (CAD$20,000). These shares were subsequently cancelled effective December 8, 2021.

As of December 31, 2024, the Company had 9,948,330 shares of common stock issued and outstanding.

As of December 31, 2024, the company did not have any warrants or options outstanding.

NOTE 10. INCOME TAXES

Income tax expense and recovery differs from that which would be expected from applying the effective tax rates to the net income (loss for the years ended December 31, 2024 and 2023 for the Company is as follows:

	December 31, 2024	December 31, 2023
Net income (loss)	$(47,225)	$(32,060)

Statutory and effective tax rate	21%	21%
Income tax expense (recovery) at the effective rate	(9,917)	(6,733)
Permanent adjustment
Tax benefit (liability) deferred	9,917	6,733
Income tax expense (recovery)	$-	$-

	December 31, 2024	December 31, 2023
Tax losses carried forward	$(183,562)	(136,337)

Statutory and effective tax rate	21%	21%
Deferred tax asset	(38,548)	(28,631)
Valuation allowance	38,548	28,631
Net deferred asset	$-	$-

NOTE 11. SUBSEQUENT EVENT

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from December 31, 2024 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024.

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2024, our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staff who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness which could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only the management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2024 that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

Board and Committee Meetings

Our board of directors held no in person meetings during the year ended December 31, 2024. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2024, there was no standing nominating committee or committee performing similar functions for our company. Ms. Cao participates in the consideration of director nominees.

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

Section 16(a) of the Securities Exchange Act of 1934

During the fiscal year ended December 31, 2024 our Directors and Officers have complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table shows for the fiscal years ending December 31, 2024, and 2023, the compensation awarded or paid by the Company to its executive officers. No executive officers of the Company had total salary and bonus exceeding $100,000 during such year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cao Zhi Fen(1) President, Chief Executive Officer, and Director	2024 2023	Nil Nil	Nil Nil	Nil Nil	Nil NIL	Nil Nil	Nil Nil	Nil NIL	Nil NIL

(1)	Cao Zhi Fen was appointed President, Chief Executive Officer, Treasurer and Director of our company on October 25, 2021.

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

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2024.

Compensation of Directors

The members of our board of directors are not compensated by our Company for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements to compensate our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

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

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as an incentive for performance.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2024, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(2)	The percentages are based on 9,948,330 shares of common stock issued and outstanding as of December 31, 2024.

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

As of December 31, 2024, we are obligated to related parties for loan and funds advanced to us for working capital.

On July 20, 2022, the Company entered into a 2-year promissory note of $13,000 with a related party to finance the acquisition of patent licenses used in its drone business.   On July 20, 2024, the promissory note was extended with a maturity date of July 17, 2027.  The promissory note bears interest of 12%.  During the year ended December 31, 2024, interest expense of $1,563 was recorded as finance cost.

During the year ended December 31, 2021, the Company secured a loan facility from a shareholder to provide working capital.  The loan is non-interest bearing and due upon demand. As of December 31, 2024, the balance of the demand loan payable was $71,848 (December 31, 2022 - $71,848).

On December 31, 2024, the Company issued a convertible note for a net proceed of $9,750. The convertible note is due to mature on December 31, 2028 unless earlier converted to common stock. The convertible note will accrue interest at a rate of 10% per annum and has a conversion price of $0.04 per common stock.

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

The convertible notes are governed by indentures date as above. The Indentures do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness or the issuance or repurchase of the Company’s securities by the Company.  During the year ended December 31, 2024, related interest expense of $2,504 was recorded as finance cost.

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2024 and for fiscal year ended December 31, 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2024 US$	December 31, 2023 US$
Audit Fees	$21,000.00(1)	$10,600.00
Audit Related Fees	Nil	Nil
Tax Fees	$3,000.00(1)	$2,150.00
All Other Fees	Nil	Nil
Total	$24,000.00(1)	$12,750.00

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

STARK FOCUS GROUP INC.

Dated: April 14, 2025	By:	/s/Cao Zhi Fen
Cao Zhi Fen
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2025	By:	/s/Cao Zhi Fen
Cao Zhi Fen
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

