Form 10-Q
period 2025-03-31
Stark Focus Group, Inc.
filed 2025-05-15
CIK 1794942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,948,330 shares as of March 31, 2025.

PART I. FINANCIAL INFORMATION

STARK FOCUS GROUP INC.
Balance Sheet
(Unaudited)

ASSETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
Current Assets
Cash & cash equivalents	$-	-
TOTAL ASSETS	$-	-

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,450	2,400
Demand loan payable due to related party – note 5 and 7	71,848	71,848
	76,298	74,248

Long-term Liabilities
Promissory note due to related party – note 5 and 6	17,213	16,828
Convertible note – note 8	58,160	49,612
Total Liabilities	151,671	140,688

Stockholders' Equity
Common stock, ($0.0001 par value, 100,000,000 shares authorized
9,948,330 as of March 31, 2025 and December 31, 2024	995	995
Additional paid in capital	41,879	41,879
Deficit	(194,545)	(183,562)
Total Stockholders' Deficit	(151,671)	(140,688)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$-	-

The accompanying notes are an integral part of these unaudited financial statements.

STARK FOCUS GROUP INC.
Statement of Operations
(Unaudited)

	For the	For the
	three months ended	three months ended
	March 31,	March 31,
	2025	2024

Expenses
General and Administrative	$9,350	17,400
	(9,350)	(17,400)

Other Items
Finance costs	(1,633)	(546)

Net Income/ (Loss)	$(10,983)	(17,946)

Basic and diluted earnings per share	$(0.00)	(0.00)
Weighted average number of
common shares outstanding	9,948,330	9,948,330

The accompanying notes are an integral part of these unaudited financial statements.

STARK FOCUS GROUP INC.
Statement of Changes in Stockholders' Equity
For the period ended March 31, 2025 and 2024
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount ($)	Capital ($)	Earnings ($)	Total ($)

Balance, December 31, 2024	9,948,330	995	41,879	(183,562)	(140,688)

Net profit (loss)	-	-	-	(10,983)	(10,983)

Balance, March 31, 2025	9,948,330	995	41,879	(194,545)	(151,671)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount ($)	Capital ($)	Earnings ($)	Total ($)

Balance, December 31, 2023	9,948,330	995	41,879	(136,337)	(93,463)

Net profit (loss)	-	-	-	(17,946)	(17,946)

Balance, March 31, 2024	9,948,330	995	41,879	(154,283)	(111,409)

The accompanying notes are an integral part of these unaudited financial statements.

STARK FOCUS GROUP INC.
Statements of Cash Flows
(Unaudited)

	For the	For the
	three months ended	three months ended
	March 31,	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,983)	(17,946)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Finance cost	1,633	546
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,050	-
Net cash provided by (used in) operating activities	(7,300)	(17,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible note	7,300	17,400
Net cash provided by (used in) financing activities	7,300	17,400

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	-
Income Taxes	$-	-

The accompanying notes are an integral part of these unaudited financial statements.

STARK FOCUS GROUP, INC.

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2025

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

NOTE 2. BASIS OF PRESENTATION

The Company’s interim financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of application as the Company’s December 31, 2024 annual financial statements. While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2025 are not necessarily indicative of the results that can be expected for the year ended December 31, 2025.

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

NOTE 3. GOING CONCERN

As of March 31, 2025, the Company had no cash and there were outstanding liabilities of $151,671. Management does not believe that the company’s current financial position is sufficient to cover the expenses they will incur during the next twelve months. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

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

There are no uncertain tax positions as at March 31, 2025.

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

NOTE 5. RELATED PARTY TRANSACTIONS

As of March 31, 2025, the Company had a promissory note agreement with a related party that were used to finance patent license acquisitions in 2022 and a demand loan facility arrangement with a shareholder to provide working capital (Note 6). Terms and conditions of these arrangements are discussed in Note 6 and Note 7, respectively.

NOTE 6. PROMISSORY NOTE AND INTEREST

On July 20, 2022, the Company entered into a 2-year promissory note of $13,000 with a related party to finance the acquisition of patent licenses used in its drone business. On July 20, 2024, the promissory note was extended with a maturity date of July 17, 2027. The promissory note bears interest of 12%. During the 3 months ended Mar 31, 2025, related interest expense of $385 was recorded as finance cost.

NOTE 7. DEMAND LOAN PAYABLE

During the year ended December 31, 2021, the Company secured a loan facility from a shareholder to provide working capital. The loan is non-interest bearing and due upon demand.

As of March 31, 2025, the balance of the demand loan payable was $71,848 (December 31, 2024 - $71,848).

NOTE 8. CONVERTIBLE DEBT

On March 31, 2025, the Company issued a convertible note for a net proceed of $7,300. The convertible note is due to mature on December 31, 2028 unless earlier converted to common stock. The convertible note will accrue interest at a rate of 10% per annum and has a conversion price of $0.04 per common stock.

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

The convertible notes are governed by indentures date as above. The Indentures do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness or the issuance or repurchase of the Company’s securities by the Company. During the three months ended March 31, 2025, related interest expense of $1,248 was recorded as finance cost.

NOTE 9. SHARE CAPITAL

On December 3, 2021, the Board of Directors approved a plan with certain shareholders of the Company to repurchase an aggregate of 272,500 common shares for $15,871 (CAD$20,000). These shares were subsequently cancelled effective December 8, 2021.

As of March 31, 2025, the Company had 9,948,330 shares of common stock issued and outstanding.

As of March 31, 2025, the company did not have any warrants or options outstanding.

NOTE 10. SUBSEQUENT EVENT

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from March 31, 2025 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three months ended March 31, 2025, compared to the three months ended March 31, 2024:

Revenues and Sale Expenses:

We generated $Nil in revenues and incurred $Nil in cost of sales for the three months ended March 31, 2025 and March 31, 2024.

Other Operating and General and Administrative Expenses:

During the three months ended March 31, 2025, we incurred $Nil in advertising and promotion, $Nil in research and development and $9,350 in general and administration compared to $Nil in advertising and promotion, $Nil in research and development and $17,400 in general and administration for the three months ended March 31, 2024. General and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees.

Net Loss:

Net loss was $10,983 for the three months ended March 31, 2025 compared to a net loss of $17,946 for the three months ended March 31, 2024.

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $7,300 compared to net cash used in operating activities of $17,400 for the three months ended March 31, 2024.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025, was $7,300 consisting of proceeds from convertible notes compared to net cash provided by financing activities of $17,400 also consisting of proceeds from convertible notes for the three months ended March 31, 2024.

Total Assets:

The Company’s total assets were $Nil as of March 31, 2025 and December 31, 2024.

Total Liabilities:

The Company’s total liabilities were $151,671 as of March 31, 2025 compared to total liabilities of $140,688 as of December 31, 2024.

Stockholders’ Deficit:

The Company’s stockholders’ deficit was $151,671 as of March 31, 2025 compared to a stockholder’s deficit of $140,688 as at December 31, 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had $Nil in current assets and total current liabilities of $76,298.

We had working capital deficiency of $76,298 as of March 31, 2025 compared to working capital deficiency of $74,248 as of December 31, 2024.

Capital Resources

We anticipate we will need $60,000 for operations for the next 12 months, which includes $15,000 for marketing and business development; $25,000 for selling, general and administrative purposes; and $20,000 for professional fees, including legal and audit fees. Based on the foregoing, our cash on hand will not be adequate to satisfy our ongoing cash requirements.

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

Off-Balance Sheet Arrangements

 As of March 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that is material to investors.

Contractual Obligations and Commitments

As of March 31, 2025, we did not have any contractual obligations and commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “small reporting issuer”, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025.

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

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of March 31, 2025, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Stark Focus Group Inc.
Registrant

Date: May 15, 2025	By:	/s/ Cao Zhi Fen
Cao Zhi Fen
Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

