Form 10-Q
period 2025-06-30
Stark Focus Group, Inc.
filed 2025-08-19
CIK 1794942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,948,330 shares as of June 30, 2025.

PART I. FINANCIAL INFORMATION

STARK FOCUS GROUP INC.
Balance Sheet

ASSETS

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)

Current Assets
Cash & cash equivalents	$-	-
TOTAL ASSETS	$-	-

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,493	2,400
Demand loan payable due to related party – note 5 and 6	71,848	71,848
	76,341	74,248

Long-term Liabilities
Promissory note due to related party – note 5 and 6	17,602	16,828
Convertible note – note 8	70,571	49,612
Total Liabilities	164,514	140,688

Stockholders' Equity
Common stock, ($0.0001 par value, 100,000,000 shares authorized
9,948,330 as of Jun 30, 2025 and Dec 31, 2024	995	995
Additional paid in capital	41,879	41,879
Deficit	(207,388)	(183,562)
Total Stockholders' Deficit	(164,514)	(140,688)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$-	-

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statement of Operations
(Unaudited)

	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Expenses
General and Administrative	$11,184	8,472	20,534	25,872
	(11,184)	(8,472)	(20,534)	(25,872)

Other Items
Finance costs	(1,659)	(981)	(3,292)	(1,527)
Gain on debt forgiveness – Note 5
Gain on disposal of subsidiary	-	-	-	-
	(1,659)	(981)	(3,292)	(1,527)

Income / (loss) from operations	(12,843)	(9,453)	(23,826)	(27,399)

Income (loss) from discontinued operations	-	-	-	-

Net Income/ (Loss)	$(12,843)	(9,453)	(23,826)	(27,399)

Basic and diluted earnings per share	$(0.00)	(0.01)	(0.00)	(0.00)
Weighted average number of common shares outstanding	9,948,330	10,220,830	9,948,330	9,948,330

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statement of Changes in Stockholders' Equity
For the period ended June 30, 2025
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount ($)	Capital ($)	Earnings ($)	Total ($)

Balance, December 31, 2024	9,948,330	995	41,879	(183,562)	(140,688)

Net profit (loss)	-	-	-	(23,826)	(23,826)

Balance, June 30, 2025	9,948,330	995	41,879	(207,388)	(164,514)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount ($)	Capital ($)	Earnings ($)	Total ($)

Balance, December 31, 2023	9,948,330	995	41,879	(136,337)	(93,463)

Net profit (loss)	-	-	-	(27,399)	(17,946)

Balance, June 30, 2024	9,948,330	995	41,879	(163,736)	(111,409)

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statements of Cash Flows
(Unaudited)

	For the	For the
	six months ended	six months ended
	June 30,	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(23,826)	(27,399)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Finance cost	3,292	1,527
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,093	-
Net cash provided by (used in) operating activities	(18,441)	(25,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible note	18,441	25,872
Net cash provided by (used in) financing activities	18,441	25,872

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	-
Income Taxes	$-	-

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP, INC.

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2025

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

NOTE 2. BASIS OF PRESENTATION

The Company’s interim financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of application as the Company’s December 31, 2024 annual financial statements. While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the periods ended March 31, 2025 and June 30, 2025 are not necessarily indicative of the results that can be expected for the year ended December 31, 2025.

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

NOTE 3. going concern

As of June 30, 2025, the Company had no cash and there were outstanding liabilities of $164,514. The Company's stockholders' deficit increased to $164,514 as of June 30, 2025 from $140,688 as of December 31, 2024, primarily due to continued operating losses. For the six months ended June 30, 2025, the Company incurred a net loss of $23,826 compared to $27,399 for the same period in 2024.

Management does not believe that the company's current financial position is sufficient to cover the expenses they will incur during the next twelve months. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as going concern.

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

b. Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2025.

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

There are no uncertain tax positions as at June 30, 2025.

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

During the three months ended March 31, 2025, related interest expense of $385 was recorded as finance cost. During the three months ended June 30, 2025, related interest expense of $389 was recorded as finance cost. For the six months ended June 30, 2025, total interest expense on the promissory note was $774.

NOTE 7. DEMAND LOAN PAYABLE

During the year ended December 31, 2021, the Company secured a loan facility from a shareholder to provide working capital. The loan is non-interest bearing and due upon demand.

As of June 30, 2025, the balance of the demand loan payable was $71,848 (December 31, 2024 - $71,848), unchanged from the prior period.

NOTE 8. CONVERTIBLE DEBT

2025 Activity:

On March 31, 2025, the Company issued a convertible note for a net proceed of $7,300. On June 30, 2025, the Company issued an additional convertible note for a net proceed of $11,141. The convertible notes are due to mature on December 31, 2028 unless earlier converted to common stock. The convertible notes will accrue interest at a rate of 10% per annum and have a conversion price of $0.04 per common stock.

During the three months ended March 31, 2025, related interest expense of $1,248 was recorded as finance cost. During the three months ended June 30, 2025, related interest expense of $1,270 was recorded as finance cost. For the six months ended June 30, 2025, total interest expense on convertible debt was $2,518.

Prior Period Activity:

On December 31, 2024, the Company issued a convertible note for a net proceed of $9,750. On September 30, 2024, the Company issued a convertible note for a net proceed of $5,136. On June 30, 2024, the Company issued a convertible note for a net proceed of $8,472. On March 31, 2024, the Company issued a convertible note for a net proceed of $17,400. On December 31, 2023, the Company issued a convertible note for a net proceed of $6,350. All convertible notes are due to mature on December 31, 2028 unless earlier converted to common stock, will accrue interest at a rate of 10% per annum and have a conversion price of $0.04 per common stock.

The convertible notes are governed by indentures dated as above. The Indentures do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness or the issuance or repurchase of the Company's securities by the Company.

As of June 30, 2025, the total outstanding principal and accrued interest on convertible debt was $70,571 compared to $49,612 as of December 31, 2024.

NOTE 9. SHARE CAPITAL

On December 3, 2021, the Board of Directors approved a plan with certain shareholders of the Company to repurchase an aggregate of 272,500 common shares for $15,871 (CAD$20,000). These shares were subsequently cancelled effective December 8, 2021.

As of June 30, 2025, the Company had 9,948,330 shares of common stock issued and outstanding.

As of June 30, 2025, the company did not have any warrants or options outstanding.

NOTE 10. SUBSEQUENT EVENT

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from June 30, 2025 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three months ended June 30, 2025, compared to the three months ended June 30, 2024:

Revenues and Sale Expenses:

We generated $Nil in revenues and incurred $Nil in cost of sales for the three months ended June 30, 2025 and 2024.

Other Operating and General and Administrative Expenses:

During the three months ended June 30, 2025, we incurred $Nil in advertising and promotion, $Nil in research and development and $11,184 in general and administration compared to $Nil in advertising and promotion, $Nil in research and development and $8,472 in general and administration for the three months ended June 30, 2024. General and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees.

Net Loss:

Net loss was $12,843 for the three months ended June 30, 2025 compared to a net loss of $9,453 for the three months ended June 30, 2024.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Revenues and Sale Expenses:

We generated $Nil in revenues and incurred $Nil in cost of sales for the six months ended June 30, 2025 and 2024.

Other Operating and General and Administrative Expenses:

During the six months ended June 30, 2025, we incurred $Nil in advertising and promotion, $Nil in research and development and $20,534 in general and administration compared to $Nil in advertising and promotion, $Nil in research and development and $25,872 in general and administration for the six months ended June 30, 2024. General and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees.

Net Loss:

Net loss was $23,826 for the six months ended June 30, 2025, compared to a net loss of $27,399 for the six months ended June 30, 2024.

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $18,441 compared to net cash used in operating activities of $25,872 for the six months ended June 30, 2024.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025, was $18,441 consisting of convertible note compared to net cash provided by financing activities of $25,872 consisting of convertible note for the six months ended June 30, 2024.

Total Assets:

The Company’s total assets were $Nil as of June 30, 2025 and 2024.

Total Liabilities:

The Company's total liabilities were $164,514 as of June 30, 2025 compared to total liabilities of $140,688 as of December 31, 2024.

Stockholders' Deficit:

The Company's stockholders' deficit was $164,514 as of June 30, 2025 compared to a stockholder's deficit of $140,688 as of December 31, 2024.

Liquidity and Capital Resources

As of June 30, 2025, we had $Nil in current assets and total current liabilities of $76,341.

We had working capital deficiency of $76,341 as at June 30, 2025 compared to working capital deficiency of $74,248 as at December 31, 2024.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that is material to investors.

Contractual Obligations and Commitments

As of June 30, 2025, we did not have any contractual obligations and commitments other than the promissory note, demand loan and convertible note described the Notes to the Unaudited Interim Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “small reporting issuer”, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025.

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

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2025, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Stark Focus Group Inc. Registrant

Date: August 19, 2025	By /s/ Cao Zhi Fen
Cao Zhi Fen Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

