Form 10-Q
period 2025-09-30
Stark Focus Group, Inc.
filed 2025-11-14
CIK 1794942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,948,330 shares as of September 30, 2025.

PART I. FINANCIAL INFORMATION

STARK FOCUS GROUP INC.
Balance Sheet

ASSETS

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)

Current Assets
Cash & cash equivalents	$-	-
TOTAL ASSETS	$-	-

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$450	2,400
Demand loan payable due to related party – note 5 and 6	71,848	71,848
	72,298	74,248

Long-term Liabilities
Promissory note due to related party – note 5 and 6	17,995	16,828
Convertible note – note 8	81,863	49,612
Total Liabilities	172,156	140,688

Stockholders' Equity
Common stock, ($0.0001 par value, 100,000,000 shares authorized
9,948,330 as of Sep 30, 2025 and Dec 31, 2024	995	995
Additional paid in capital	41,879	41,879
Deficit	(215,030)	(183,562)
Total Stockholders' Deficit	(172,156)	(140,688)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$-	-

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statement of Operations
(Unaudited)

	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,
	2025	2024	2025	2024

Expenses
General and Administrative	$5,597	5,136	26,131	31,008
	(5,597)	(5,136)	(26,131)	(31,008)

Other Items
Finance costs	(2,045)	(1,205)	(5,337)	(2,732)

Income / (loss) from operations	(7,642)	(6,341)	(31,468)	(33,740)

Income (loss) from discontinued operations	-	-	-	-

Net Income/ (Loss)	$(7,642)	(6,341)	(31,468)	(33,740)

Basic and diluted earnings per share	$(0.00)	(0.01)	(0.00)	(0.00)
Weighted average number of
common shares outstanding	9,948,330	9,948,330	9,948,330	9,948,330

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statement of Changes in Stockholders' Equity
For the period ended September 30, 2025
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount ($)	Capital ($)	Earnings ($)	Total ($)

Balance, December 31, 2024	9,948,330	995	41,879	(183,562)	(140,688)

Net profit (loss)	-	-	-	(31,468)	(31,468)

Balance, September 30, 2025	9,948,330	995	41,879	(215,030)	(172,156)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount ($)	Capital ($)	Earnings ($)	Total ($)

Balance, December 31, 2023	9,948,330	995	41,879	(136,337)	(93,463)

Net profit (loss)	-	-	-	(33,740)	(17,946)

Balance, September 30, 2024	9,948,330	995	41,879	(170,077)	(111,409)

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statements of Cash Flows
(Unaudited)

	For the	For the
	nine months ended	nine months ended
	September 30,	September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(31,468)	(33,740)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Finance cost	5,337	2,732
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,950)	-
Net cash provided by (used in) operating activities	(28,081)	(31,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible note	28,081	31,008
Net cash provided by (used in) financing activities	28,081	31,008

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	$-	-
Income Taxes	$-	-

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP, INC.

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

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

NOTE 2. BASIS OF PRESENTATION

The Company’s interim financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of application as the Company’s December 31, 2024 annual financial statements. While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the periods ended September 30, 2025 are not necessarily indicative of the results that can be expected for the year ended December 31, 2025.

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

NOTE 3. GOING CONCERN

As of September 30, 2025, the Company had no cash and there were outstanding liabilities of $172,156. The Company's stockholders' deficit increased to $172,156 as of September 30, 2025 from $140,688 as of December 31, 2024, primarily due to continued operating losses. For the nine months ended September 30, 2025, the Company incurred a net loss of $31,468 compared to $33,740 for the same period in 2024.

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

For the next twelve months, the Company will primarily rely on equity sales of common stock and loans from related parties to raise additional funds. Presently, the Company does not have any arrangements or commitments in place. There is no assurance that the Company will achieve raising additional fund.

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

b. Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2025.

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

There are no uncertain tax positions as at September 30, 2025.

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

During the three months and nine months ended September 30, 2025, total interest expense on the promissory note was $393 and $1,167, respectively. These amounts were recorded as finance cost.

NOTE 7. DEMAND LOAN PAYABLE

During the year ended December 31, 2021, the Company secured a loan facility from a shareholder to provide working capital. The loan is non-interest bearing and due upon demand.

As of September 30, 2025, the balance of the demand loan payable was $71,848 (December 31, 2024 - $71,848), unchanged from the prior period.

NOTE 8. CONVERTIBLE DEBT

2025 Activity:

On September 30, 2025, the Company issued a convertible note for a net proceed of $9,639.62. On June 30, 2025, the Company issued an additional convertible note for a net proceed of $11,141. On March 31, 2025, the Company issued a convertible note for a net proceed of $7,300. The convertible notes are due to mature on December 31, 2028 unless earlier converted to common stock. The convertible notes will accrue interest at a rate of 10% per annum and have a conversion price of $0.04 per common stock.

During the three and nine months ended September 30, 2025, related interest expense of $1,652 and 4,170 was recorded as finance cost.

As of September 30, 2025, the total outstanding principal and accrued interest on convertible debt was $81,863 compared to $49,612 as of December 31, 2024.

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

As of September 30, 2025, the Company had 9,948,330 shares of common stock issued and outstanding.

As of September 30, 2025, the company did not have any warrants or options outstanding.

NOTE 10. SUBSEQUENT EVENT

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from September 30, 2025 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three months ended September 30, 2025, compared to the three months ended September 30, 2024:

Revenues and Sale Expenses:

We generated $Nil in revenues and incurred $Nil in cost of sales for the three months ended September 30, 2025 and 2024.

Other Operating and General and Administrative Expenses:

During the three months ended September 30, 2025, we incurred $Nil in advertising and promotion, $Nil in research and development and $5,597 in general and administration compared to $Nil in advertising and promotion, $Nil in research and development and $5,136 in general and administration for the three months ended September 30, 2024. General and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees.

Net Loss:

Net loss was $7,642 for the three months ended September 30, 2025 compared to a net loss of $6,341 for the three months ended September 30, 2024.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Revenues and Sale Expenses:

We generated $Nil in revenues and incurred $Nil in cost of sales for the nine months ended September 30, 2025 and 2024.

Other Operating and General and Administrative Expenses:

During the nine months ended September 30, 2025, we incurred $Nil in advertising and promotion, $Nil in research and development and $26,131 in general and administration compared to $Nil in advertising and promotion, $Nil in research and development and $31,008 in general and administration for the nine months ended September 30, 2024. General and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees.

Net Loss:

Net loss was $31,468 for the nine months ended September 30, 2025, compared to a net loss of $33,740 for the nine months ended September 30, 2024.

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $28,081 compared to net cash used in operating activities of $31,008 for the nine months ended September 30, 2024.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025, was $28,081 consisting of convertible note compared to net cash provided by financing activities of $31,008 consisting of convertible note from third party for the nine months ended September 30, 2024.

Total Assets:

The Company’s total assets were $Nil as of September 30, 2025 and 2024.

Total Liabilities:

The Company’s total liabilities were $172,156 as of September 30, 2025 compared to total liabilities of $140,688 as of December 31, 2024.

Stockholders’ Deficit:

The Company’s stockholders’ deficit was $172,156 as of September 30, 2025 compared to a stockholder’s deficit of $140,688 as of December 31, 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had $Nil in current assets and total current liabilities of $72,298.

We had working capital deficiency of $72,298 as at September 30, 2025 compared to working capital deficiency of $74,248 as at December 31, 2024.

Capital Resources

We anticipate we will need $60,000 for operations for the next 12 months, which includes $15,000 for marketing and business development; $25,000 for selling, general and administrative purposes; and $20,000 for professional fees, including legal and audit fees. Based on the foregoing, our cash on hand will not be adequate to satisfy our ongoing cash requirements.

Future Financings

We anticipate we will need additional financing to fund our business operations in the future and will primarily rely on equity sales of our common stock and loans from related parties. We presently do not have any arrangements or commitments for additional financing in place. There is no assurance that we will achieve additional financing by either sales of our equity securities or by debt financing. In addition, issuance of additional shares will result in dilution to our existing stockholders.

Off-Balance Sheet Arrangements

 As of September 30, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that is material to investors.

Contractual Obligations and Commitments

As of September 30, 2025, we did not have any contractual obligations and commitments other than the promissory note, demand loan and convertible note described in the Notes to the Unaudited Interim Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “small reporting issuer”, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025.

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

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of September 30, 2025, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

Stark Focus Group Inc. Registrant

Date: November 14, 2025	By /s/ Cao Zhi Fen
Cao Zhi Fen Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

