Form 10-K
period 2025-12-31
Stark Focus Group, Inc.
filed 2026-06-02
CIK 1794942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $72,526.00 on December 31, 2025, the last business day of the registrant’s most recently completed fiscal year.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 9,948,330 of Common Stock as of December 31, 2025

Document Incorporated by Reference: None

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

Our transfer agent is Globex Transfer, LLC, located at 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

Holders

As of the latest practicable date, there were 4 holders of record of our common stock and 9,948,330 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2025 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2025.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended December 31, 2025 and December 31, 2024 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report.

Results of Operations

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

Net Revenues

We generated $0 in revenues and incurred $0 in cost of sales for the years ended December 31, 2025 and 2024.

Selling, General and Administrative Expense

During the year ended December 31, 2025, we incurred $34,659 in general and administrative expenses compared to $43,158 in general and administrative expenses for the year ended December 31, 2024. General and administrative expenses primarily consist of legal, accounting, consulting and other professional service fees.

Net Loss

Net loss was $42,124 for the year ended December 31, 2025 compared to net loss of $47,225 for the year ended December 31, 2024.

Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $27,113 compared to net cash used in operating activities of $40,758 for the year ended December 31, 2024.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 consisted solely of proceeds from convertible notes totaling $27,113 compared to net cash provided by financing activities of $40,758 consisting solely of convertible notes for the year ended December 31, 2024.

Total Liabilities

The Company’s total liabilities were $182,812 as of December 31, 2025 compared to total liabilities of $140,688 as of December 31, 2024.

Stockholders’ Deficit

The Company’s stockholders’ deficit was $182,812 as of December 31, 2025 compared to stockholders’ deficit of $140,688 as of December 31, 2024.

Liquidity and Capital Resources

The Year Ended December 31, 2025 compared to Year Ended December 31, 2024

Cash and cash equivalents were $0 as of December 31, 2025 and December 31, 2024. Our total current assets were $0 and our total current liabilities were $81,794 as of December 31, 2025. At the end of the year ended December 31, 2024, cash and cash equivalents were $0, total current assets were $0, and total current liabilities were $74,248.

We had a working capital deficiency of $81,794 as of December 31, 2025 compared to a working capital deficiency of $74,248 as of December 31, 2024.

We received proceeds from convertible notes of $27,113 during the year ended December 31, 2025. For the year ended December 31, 2024, we received proceeds from convertible notes of $40,758.

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

As of December 31, 2025, we do not have any other contractual obligations and commitments.

Plan of Operation for the Next 12 Months

Our expenses for the twelve-month period beginning from January 1, 2026 are estimated to be approximately $50,000. With our working capital deficit of $81,794 as of December 31, 2025, we will need to raise additional capital to cover our expenses for the twelve-month period beginning from January 1, 2026.

Estimated Expenses for the Twelve-Month Period Beginning January 1, 2026
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

Going Concern

We incurred a cumulative net loss of $225,686 during the period from inception to December 31, 2025. We have limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives. Our ability to continue as a going concern is dependent on additional sources of capital and the growth of our business.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2025, and are included elsewhere in this annual report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

N/A.

Item 8. Financial Statements and Supplementary Data

The Company’s Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm, are set forth on pages F-1 through F12 of this report and are incorporated by reference in this Item 8.

STARK FOCUS GROUP, INC.

Financial Statements

For the years ended December 31, 2025 and 2024

 (Stated in US Dollars)

STARK FOCUS GROUP, INC.

FOR THE YEARS ENDED DECEMBER, 2025 AND 2024

8

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

STARK FOCUS GROUP, INC.

 Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stark Focus Group, Inc (the ‘Company’) as of December 31, 2025, and the related statements of operations, changes in stockholders’ (deficit) and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $(225,686), net loss of $(42,124) and a negative working capital of $(81,794). The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 3 to the financial statements, the Company incurred significant operating losses and a working capital deficiency. The ability of the Company to continue as a going concern is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

(i)	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
(ii)

We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,

(iii)	We assessed the possibility of raising additional debt or credit,
(iv)	We evaluated the completeness and accuracy of disclosures in the financial statements.

/s/ Boladale Lawal

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

June 1, 2026

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of materia misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Los Angeles, California

PCAOB ID Number 6580

STARK FOCUS GROUP INC.

Balance Sheet

ASSETS

	December 31,	December 31,
	2025	2024

Current Assets
Cash & cash equivalents	$-	-
TOTAL ASSETS	$-	-

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$9,946	2,400
Demand loan payable due to related party – note 5 and 6	71,848	71,848
	81,794	74,248

Long-term Liabilities
Promissory note due to related party – note 5 and 6	18,388	16,828
Convertible note – note 8	82,630	49,612
Total Liabilities	182,812	140,688

Stockholders' Equity
Common stock, ($0.0001 par value, 100,000,000 shares authorized
9,948,330 as of Dec 31, 2025 and Dec 31, 2024	995	995
Additional paid in capital	41,879	41,879
Deficit	(225,686)	(183,562)
Total Stockholders' Deficit	(182,812)	(140,688)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$-	-

The annexed notes form an integral part of these financial statements.

F-4

STARK FOCUS GROUP INC.

Statement of Operations

	For the year	For the year
	December 31,	December 31,
	2025	2024

Expenses
General and Administrative	$34,659	43,158
Loss from operations	(34,659)	(43,158)

Other Items
Finance costs	(7,465)	(4,067)

Net Loss	$(42,124)	(47,225)

Basic and diluted earnings per share	$(0.00)	(0.00)
Weighted average number of common shares outstanding	9,948,330	9,948,330

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.

Statement of Changes in Stockholders' Equity

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount ($)	Capital ($)	Earnings ($)	Total ($)

Balance, December 31, 2024	9,948,330	995	41,879	(183,562)	(140,688)

Net profit (loss)	-	-	-	(42,124)	(42,124)

Balance, December 31, 2025	9,948,330	995	41,879	(225,686)	(182,812)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount ($)	Capital ($)	Earnings ($)	Total ($)

Balance, December 31, 2023	9,948,330	995	41,879	(136,337)	(93,463)

Net profit (loss)	-	-	-	(47,225)	(47,225)

Balance, December 31, 2024	9,948,330	995	41,879	(183,562)	(140,688)

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.

Statements of Cash Flows

	For the year	For the year
	December 31,	December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(42,124)	(47,225)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Finance cost	7,465	4,067
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	7,546	2,400
Net cash provided by (used in) operating activities	(27,113)	(40,758)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible note	27,113	40,758
Net cash provided by (used in) financing activities	27,113	40,758

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	-
Income Taxes	$-	-

The annexed notes form an integral part of these financial statements.

 STARK FOCUS GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

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

NOTE 3. GOING CONCERN

As of December 31, 2025, the Company had no cash and outstanding liabilities of $182,812. The stockholders’ deficit was $182,812 (increased from $140,688 at December 31, 2024) primarily due to the $42,124 net loss for the year.

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

b. Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2025.

The carrying amounts of the Company’s financial instruments, including accounts payable, demand loan payable, promissory note, and convertible notes, approximate their fair values due to their short-term nature or market interest rates (Level 3 inputs for related-party instruments).

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

There are no uncertain tax positions as at December 31, 2025

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

NOTE 5. RELATED PARTY TRANSACTIONS

As of December 31, 2025, the Company had a promissory note agreement with a related party that was used to finance patent license acquisitions in 2022 and a demand loan facility arrangement with a shareholder to provide working capital (Notes 6, 7 and 8).

NOTE 6. PROMISSORY NOTE AND INTEREST

On July 20, 2022, the Company entered into a 2-year promissory note of $13,000 with a related party to finance the acquisition of patent licenses used in its drone business. On July 20, 2024, the promissory note was extended with a maturity date of July 17, 2027. The promissory note bears interest of 12%.

During the year ended December 31, 2025, interest expense on the promissory note was $1,560 (recorded as finance cost). The note remains non-amortizing, 12% interest, related-party, extended maturity July 17, 2027.

NOTE 7. DEMAND LOAN PAYABLE

During the year ended December 31, 2021, the Company secured a loan facility from a shareholder to provide working capital. The loan is non-interest bearing and due upon demand.

As of December 31, 2025, the balance of the demand loan payable was $71,848 (December 31, 2024 - $71,848), unchanged from the prior period.

NOTE 8. CONVERTIBLE DEBT

2025 Activity:

During 2025 the Company issued additional convertible notes for net cash proceeds of $27,113. The convertible notes are due to mature on December 31, 2028 unless earlier converted to common stock. The convertible notes will accrue interest at a rate of 10% per annum and have a conversion price of $0.04 per common stock.

The convertible notes are accounted for as conventional convertible debt in accordance with ASC 470-20 (as amended by ASU 2020-06). No beneficial conversion feature or derivative liability was required to be bifurcated.

During the year ended December 31, 2025, related interest expense of $5,905 was recorded as finance cost.

The total carrying amount (principal plus accrued interest) increased from $49,612 at December 31, 2024 to $82,630 at December 31, 2025.

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

As of December 31, 2025, the Company had 9,948,330 shares of common stock issued and outstanding.

As of December 31, 2025, the company did not have any warrants or options outstanding.

NOTE 10. INCOME TAXES

Income tax expense and recovery differs from that which would be expected from applying the effective tax rates to the net income (loss for the years ended December 31, 2025 and 2024 for the Company is as follows:

	December 31, 2025	December 31, 2024
Net income (loss)	$(42,124)	$(47,225)

Statutory and effective tax rate	21%	21%
Income tax expense (recovery) at the effective rate	(8,846)	(9,917)
Tax benefit (liability) deferred	8,846	9,917
Income tax expense (recovery)	$-	$-

	December 31, 2025	December 31, 2024
Tax losses carried forward	$(225,686)	(183,562)

Statutory and effective tax rate	21%	21%
Deferred tax asset	(47,394)	(38,548)
Valuation allowance	47,394	38,548
Net deferred asset	$-	$-

NOTE 11. SUBSEQUENT EVENT

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from December 31, 2025 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

On June 12, 2025, the Board of Directors of Stark Focus Group, Inc. (the “Company”) approved the dismissal of GreenGrowth CPAs (“Greengrowth”) as the Company’s independent registered public accounting firm, effective immediately, the Board of Directors of the Company approved the appointment of Boladale Lawal & Co (“BWL”) as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2025. During the Company’s two most recent fiscal years December 31, 2024 and 2023, and in the subsequent interim period through March 31, 2025

We have had no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with our Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025.

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2025, our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staff who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness which could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2025 that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Cao Zhi Fen	President, Chief Executive Officer, Treasurer, Secretary and Director	43	September 10, 2021

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

Board and Committee Meetings

Our board of directors held no in person meetings during the year ended December 31, 2025. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2025, there was no standing nominating committee or committee performing similar functions for our company. Ms. Cao participates in the consideration of director nominees.

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

Section 16(a) of the Securities Exchange Act of 1934

During the fiscal year ended December 31, 2025 our Directors and Officers have complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table shows for the fiscal years ending December 31, 2024, and 2023, the compensation awarded or paid by the Company to its executive officers. No executive officers of the Company had total salary and bonus exceeding $100,000 during such year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Cao Zhi Fen(1) President, Chief Executive Officer, and Director	2025 2024	Nil Nil	Nil Nil	Nil Nil	Nil NIL	Nil Nil	Nil Nil	Nil NIL	Nil NIL

(1)	Cao Zhi Fen was appointed President, Chief Executive Officer, Treasurer and Director of our company on October 25, 2021.

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

No equity awards were outstanding as of the year ended December 31, 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2025, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(2)	The percentages are based on 9,948,330 shares of common stock issued and outstanding as of December 31, 2025.

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

As of December 31, 2025, the Company is obligated to related parties for the following (see Notes 5, 6, 7 and 8 to the financial statements):

•	Demand loan payable – $71,848 (non-interest bearing, due on demand, from a shareholder)
•	Promissory note payable – $18,388 (12% interest, from a related party, maturity July 17, 2027)
•	Convertible notes payable (principal plus accrued interest) – $82,630 (10% interest, conversion price $0.04, maturity December 31, 2028, from related parties)

All transactions were approved by the Board of Directors. There were no other transactions with directors, executive officers, or 5%+ beneficial owners that exceeded the lesser of $120,000 or 1% of total assets.

The convertible note is governed by indentures dated as above. The Indentures do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness or the issuance or repurchase of the Company’s securities by the Company.

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2025, 2024, and 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2025 US$		December 31, 2024 US$		December 31, 2023 US$
Audit Fees	$11,000		$21,300		$11,500
Audit Related Fees	Nil		Nil		Nil
Tax Fees	$3,000	(1)	$3,000	(1)	$2,150
All Other Fees	Nil		Nil		Nil
Total	$14,000		$24,300		$13,650

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

STARK FOCUS GROUP INC.
Dated: June 02, 2026	By:	/s/ Cao Zhi Fen
Cao Zhi Fen
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 02, 2026	By:	/s/ Cao Zhi Fen
Cao Zhi Fen
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

