Form 10-Q
period 2026-06-30
Stark Focus Group, Inc.
filed 2026-08-13
CIK 1794942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 333-237100

STARK FOCUS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0610316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

570 Lexington Avenue, 41st Floor, New York, NY 10022
(Address of principal executive offices, including zip code)

(646) 348-9369
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 12, 2026, the registrant had 18,348,330 shares of common stock, par value $0.0001 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

STARK FOCUS GROUP INC.
Balance Sheet

ASSETS

	June 30,	December 31,
	2026	2025
	(unaudited)	(Audited)

Current Assets
Cash & cash equivalents	$-	-
TOTAL ASSETS	$-	-

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,087	9,946
Demand loan payable due to related party – note 5 and 7	-	71,848
	5,087	81,794

Long-term Liabilities
Promissory note due to related party – note 5 and 6	-	18,388
Convertible note – note 8	-	82,630
Total Liabilities	5,087	182,812

Stockholders' Equity
Common stock, ($0.0001 par value, 100,000,000 shares authorized 9,948,330 as of Jun 30, 2026 and Dec 31, 2025	995	995
Additional paid in capital	154,600	41,879
Deficit	(160,682)	(225,686)
Total Stockholders' Deficit	(5,087)	(182,812)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$-	-

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statement of Operations
(Unaudited)

	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Expenses
General and Administrative	$18,086	11,184	19,436	20,534
	(18,086)	(11,184)	(19,436)	(20,534)

Other Items
Finance costs	(1,796)	(1,659)	(4,172)	(3,292)
Gain on debt forgiveness – note 9	88,612	-	88,612	-

Net Income/ (Loss)	$68,730	(12,843)	65,004	(23,826)

Basic and diluted earnings per share	$0.01	(0.00)	0.01	(0.00)
Weighted average number of common shares outstanding	9,948,330	9,948,330	9,948,330	9,948,330

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statement of Changes in Stockholders' Equity
For the six months ended June 30, 2026
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount ($)	Capital ($)	Earnings ($)	Total ($)

Balance, December 31, 2025	9,948,330	995	41,879	(225,686)	(182,812)
Capital contribution – forgiveness of related party debt – note 5	-	-	112,721	-	112,721
Net profit (loss)	-	-	-	65,004	65,004
Balance, June 30, 2026	9,948,330	995	154,600	(160,682)	(5,087)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount ($)	Capital ($)	Earnings ($)	Total ($)

Balance, December 31, 2024	9,948,330	995	41,879	(183,562)	(140,688)
Net profit (loss)	-	-	-	(23,826)	(23,826)
Balance, June 30, 2025	9,948,330	995	41,879	(207,388)	(164,514)

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP INC.
Statements of Cash Flows
(Unaudited)

	For the	For the
	six months ended	six months ended
	June 30,	June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$65,004	(23,826)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Finance cost	4,172	3,292
Gain on debt forgiveness	(88,612)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(4,859)	2,093
Net cash provided by (used in) operating activities	(24,295)	(18,441)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible note	2,500	18,441
Capital contribution – Company costs paid by shareholder	21,795	-
Net cash provided by (used in) financing activities	24,295	18,441

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	$-	-
Income Taxes	$-	-

NON-CASH FINANCING ACTIVITIES
Forgiveness of related party debt credited to additional paid-in capital	$90,926	-
Extinguishment of convertible notes recognised as gain on debt forgiveness	$88,612	-

The annexed notes form an integral part of these financial statements.

STARK FOCUS GROUP, INC.

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2026

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

On June 25, 2026, a change in control of the Company occurred when Compass North Holdings Limited sold 8,300,000 shares of the Company’s common stock, representing approximately 83.43% of the issued and outstanding shares, to MJG Polo LLC. In connection with the change in control, the Company’s outstanding debt was terminated and the Company’s sole director and officer resigned and was replaced. See notes 5, 6, 7, 8 and 9.

NOTE 2. BASIS OF PRESENTATION

The Company’s interim financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of application as the Company’s December 31, 2025 annual financial statements. While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature, except for the extinguishment of debt described in note 9. Operating results for the period ended June 30, 2026 are not necessarily indicative of the results that can be expected for the year ended December 31, 2026.

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

NOTE 3. GOING CONCERN

As of June 30, 2026, the Company had no cash, outstanding liabilities of $5,087 and a stockholders’ deficit of $5,087. During the six months ended June 30, 2026, substantially all of the Company’s liabilities were extinguished in connection with the change in control described in note 9, reducing total liabilities from $182,812 at December 31, 2025. Notwithstanding this reduction, the Company has no cash and no revenue-generating operations, and management does not believe that the Company’s current financial position is sufficient to cover the expenses it will incur during the next twelve months. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

On July 20, 2026, subsequent to the balance sheet date, the Company received gross proceeds of $400,000 from the private placement described in note 11. Management has considered those proceeds in its evaluation and does not consider them sufficient, on their own, to fund the Company’s planned expenditures for the twelve months following the date these financial statements were issued, and accordingly the substantial doubt has not been alleviated. Management anticipates that the Company will be dependent, for the near future, on additional investment capital from its majority shareholder or the capital markets to fund operating expenses.

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

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern and the determination, described in note 9, of whether the extinguishment of debt with each creditor constituted a capital transaction with a related party or an extinguishment with an unrelated party.

b. Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2026.

c. Extinguishment of Debt

The Company accounts for the extinguishment of debt in accordance with ASC 470-50. When debt is extinguished with an unrelated party, the difference between the reacquisition price and the net carrying amount of the extinguished debt, including accrued interest, is recognized in the statement of operations as a gain or loss in the period of extinguishment and is identified as a separate item. When debt owed to a related party is forgiven by that party acting in its capacity as an owner, the transaction is, in substance, a capital transaction, and the carrying amount forgiven is credited to additional paid-in capital with no gain recognized in earnings. A liability is derecognized when the Company is legally released from its obligation in accordance with ASC 405-20-40-1.

d. Earnings per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. For the three and six months ended June 30, 2026, the convertible notes described in note 8 were convertible into common stock at $0.04 per share and represented potentially dilutive common shares until their termination on June 10, 2026. Applying the if-converted method, diluted earnings per share for the three and six months ended June 30, 2026 was $0.01, which is the same as basic earnings per share. For the three and six months ended June 30, 2025, potentially dilutive shares were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

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

There are no uncertain tax positions as at June 30, 2026.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Prior to the change in control described below, the Company had a promissory note agreement with Compass North Holdings Limited (“Compass North”), its then controlling shareholder, which was used to finance patent license acquisitions in 2022, and a demand loan facility arrangement with Compass North to provide working capital. Terms and conditions of these arrangements are discussed in notes 6 and 7, respectively. During the six months ended June 30, 2026, finance costs of $688 (2025 – $774) were incurred on the promissory note.

On June 9, 2026, Compass North entered into a stock purchase agreement with MJG Polo LLC (the “Purchaser”). Pursuant to that agreement, on June 25, 2026 the Purchaser acquired 8,300,000 shares of the Company’s common stock, representing approximately 83.43% of the issued and outstanding shares, from Compass North for consideration of $355,000. The purchase price was paid by the Purchaser to Compass North; the Company was not a party to the exchange of shares, received no proceeds, and its issued and outstanding shares were unchanged as a result of the transaction. Effective upon the closing, Cao Zhi Fen resigned as director, President, Chief Executive Officer, Treasurer and Secretary of the Company, and David I. Rosenberg and John Lipman were appointed as directors and officers of the Company.

In connection with, and prior to, the closing, Compass North, in its capacity as the Company’s controlling shareholder, forgave the promissory note and the demand loan payable. In addition, during the six months ended June 30, 2026, Compass North paid $21,795 of the Company’s costs directly on the Company’s behalf, comprising accounting, professional and filing costs incurred during the period and amounts previously recorded in accounts payable. As these amounts were settled by a shareholder acting in its capacity as an owner and are not repayable by the Company, the aggregate of $112,721 was recorded as a capital contribution to additional paid-in capital rather than as a gain in the statement of operations. See note 9.

NOTE 6. PROMISSORY NOTE AND INTEREST

On July 20, 2022, the Company entered into a 2-year promissory note of $13,000 with a related party to finance the acquisition of patent licenses used in its drone business. On July 20, 2024, the promissory note was extended with a maturity date of July 17, 2027. The promissory note bears interest of 12%. During the three and six months ended June 30, 2026, related interest expense of $303 and $688 respectively (2025 – $389 and $774) was recorded as finance cost.

On June 10, 2026, the Company and Compass North entered into a note termination agreement pursuant to which the promissory note was terminated and all amounts owing were deemed paid in full. The carrying amount of $19,078 at that date, comprising principal and accrued interest, was credited to additional paid-in capital as a capital contribution from the controlling shareholder. As of June 30, 2026, the balance of the promissory note was $nil (December 31, 2025 – $18,388). See note 9.

NOTE 7. DEMAND LOAN PAYABLE

During the year ended December 31, 2021, the Company secured a loan facility from a shareholder to provide working capital. The loan is non-interest bearing and due upon demand.

On June 10, 2026, the demand loan payable was terminated and deemed paid in full under the note termination agreement with Compass North. The carrying amount of $71,848 was credited to additional paid-in capital as a capital contribution from the controlling shareholder. As of June 30, 2026, the balance of the demand loan payable was $nil (December 31, 2025 – $71,848). See note 9.

NOTE 8. CONVERTIBLE DEBT

	Six months ended Jun 30, 2026	Year ended December 31, 2025
	($)	($)
Balance, beginning of period	82,630	49,612
Convertible notes issued	2,500	27,113
Interest accrued (recorded as finance cost)	3,482	5,905
Extinguishment of convertible notes – note 9	(88,612)	-
Balance, end of period	-	82,630

The Company financed a portion of its operating costs through the issuance of convertible notes to a third party, which the Company used to settle its outstanding accounts payable and accrued expenses. All notes outstanding shared the same terms: each matured on December 31, 2028, bore interest at 10% per annum, and was convertible into common stock at a conversion price of $0.04 per share. The governing indentures contained no financial covenants and no restrictions on the payment of dividends, the incurrence of senior or other indebtedness, or the issuance or repurchase of the Company’s securities.

On June 10, 2026, the Company and the holder of the convertible notes entered into a convertible termination agreement pursuant to which all of the convertible notes were terminated and all amounts owing were deemed paid in full. None of the notes was converted into equity of the Company and no right of conversion survived the termination. The carrying amount of $88,612 at that date was recognized as a gain on debt forgiveness. As of June 30, 2026, the balance of the convertible notes was $nil (December 31, 2025 – $82,630). See note 9.

NOTE 9. EXTINGUISHMENT OF DEBT

In connection with, and effective upon, the closing of the change in control described in note 5, the Company terminated all of its outstanding debt during the quarter ended June 30, 2026. No cash or other consideration was paid by the Company to extinguish any of these obligations. Each obligation was legally terminated by a binding agreement under which the Company was released and the amounts were deemed paid in full, and each was accordingly derecognized in accordance with ASC 405-20-40-1.

On June 10, 2026, all of the convertible notes described in note 8 were terminated pursuant to a convertible note termination agreement. The holder of the convertible notes is not a related party of the Company. Because no consideration was transferred, the reacquisition price of the notes was nil and the entire net carrying amount was recognized as a gain. In accordance with ASC 470-50-40-2, the Company recognized a gain on extinguishment of debt of $88,612, being the carrying amount of the convertible notes at the termination date, comprising $87,120 of principal and accrued interest at March 31, 2026 and $1,492 of interest accrued from April 1, 2026 to June 10, 2026. The gain is presented as a separate item in the statement of operations for the three and six months ended June 30, 2026.

On June 10, 2026, the promissory note described in note 6 and the demand loan payable described in note 7 were terminated pursuant to a note termination agreement with Compass North, the Company’s then controlling shareholder. ASC 470-50-40-2 provides that extinguishment transactions between related entities may, in substance, be capital transactions. Because Compass North forgave these obligations in its capacity as an owner of the Company, and in connection with the sale of its controlling interest, the transaction was accounted for as a capital transaction.

The aggregate amount of $112,721, comprising the promissory note of $19,078 including accrued interest to the termination date, the non-interest bearing demand loan of $71,848 and $21,795 of Company costs settled directly by Compass North, was credited to additional paid-in capital, and no gain was recognized in the statement of operations.

NOTE 10. SHARE CAPITAL

On December 3, 2021, the Board of Directors approved a plan with certain shareholders of the Company to repurchase an aggregate of 272,500 common shares for $15,871 (CAD$20,000). These shares were subsequently cancelled effective December 8, 2021.

As of June 30, 2026, the Company had 9,948,330 shares of common stock issued and outstanding (December 31, 2025 – 9,948,330). The change in control described in note 5 was effected by a sale of existing shares between shareholders and did not change the number of shares issued and outstanding. As of June 30, 2026, the Company did not have any warrants or options outstanding and, following the termination of the convertible notes on June 10, 2026, has no securities convertible into common stock outstanding.

NOTE 11. SUBSEQUENT EVENT

In accordance with ASC 855-10, management has performed an evaluation of subsequent events from June 30, 2026 through the date the financial statements were issued.

On July 20, 2026, the Company closed a private placement with two institutional accredited investors, pursuant to which the Company issued an aggregate of 8,400,000 shares of its common stock for aggregate gross proceeds of $400,000. The shares were issued after the balance sheet date and are accordingly not reflected in the accompanying balance sheet, in the statement of changes in stockholders’ equity, or in the weighted average number of common shares outstanding used to compute basic and diluted earnings per share for the three and six months ended June 30, 2026.

Management has determined that there are no other material subsequent events requiring disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Stark Focus Group, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 3, 2018.

On September 27, 2019, Stark Focus Group acquired a 100% interest in Common Design Limited of Hong Kong (“Common Design”), which became its wholly owned subsidiary. Common Design was a start-up wholesale clothing supplier, established on April 10, 2019 in Hong Kong, specializing in the supply and trading of niche apparel for distribution to markets worldwide.

On August 9, 2021, the Company entered into a share purchase agreement to sell all of its interests in Common Design, for consideration of HK$10,000.00. The transaction was consummated on September 9, 2021.

On July 18, 2022, the Company announced that it was entering the Drone / Unmanned Aerial Vehicles market with the launch of its new brand, RevoluDrones. On July 20, 2022, the Company purchased 10-month licenses for 4 patents to assist in its drone business.

Recent Developments

On June 25, 2026, MJG Polo LLC acquired 8,300,000 shares of the Company’s common stock (representing 83.43% of our then outstanding shares of common stock) from Compass North Holdings Limited (the “Transaction”). In connection with the Transaction, John Lipman was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, and as a director of the Company, and David Rosenberg was appointed as Chairman of the Company’s board of directors.

In connection with the Transaction, the Company’s changed its business strategy and now plans to develop, own, and operate data centers globally to support artificial intelligence ("AI") infrastructure and related computing needs. In connection with this new strategy, after the end of the Company’s most recent fiscal quarter, the Company signed a non-binding memorandum of understanding (“MOU”) with a technology company to explore the development of a data center in the Asia-Pacific region. The MOU is non-binding, and there can be no assurance that the parties will enter into a definitive agreement with respect to the proposed data center, or that any such data center transaction, if entered into, will be completed on the terms contemplated, or at all.

On July 20, 2026, after the end of the Company’s most recent fiscal quarter, the Company completed a private placement financing with two institutional accredited investors, pursuant to which the Company sold to the investors an aggregate of 8,400,000 shares of its common stock for aggregate gross proceeds of $400,000.

Results of Operations

Three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025

We generated no revenue in any period presented and have had no revenue-generating operations since the disposition of Common Design Limited in September 2021.

General and administrative expenses were $18,086 for the three months ended June 30, 2026 (2025 – $11,184) and $19,436 for the six months then ended (2025 – $20,534), and consist principally of legal, accounting, audit, transfer agent and other professional fees. The three-month increase of $6,902 reflects the costs of the change in control and the termination of our outstanding debt. The six-month amounts are comparable because first quarter activity was lower in 2026 ($1,350) than in 2025 ($9,350).

Finance costs were $1,796 for the three months ended June 30, 2026 (2025 – $1,659) and $4,172 for the six months then ended (2025 – $3,292), consisting of interest accrued on the promissory note and the convertible notes. Interest ceased to accrue on June 10, 2026, when all of our outstanding notes were terminated.

We recognized a gain on debt forgiveness of $88,612 in the three and six months ended June 30, 2026 (2025 – $Nil) on the termination of the convertible notes, which were held by an unrelated party. The promissory note and demand loan owed to Compass North Holdings Limited, aggregating $112,721, were forgiven by Compass North in its capacity as our controlling shareholder and credited to additional paid-in capital, with no effect on our results of operations. See notes 5 and 9 to the financial statements. The gain is a one-time item arising from the change in control and is not expected to recur.

Net income was $68,730 for the three months ended June 30, 2026, compared to a net loss of $12,843 for the three months ended June 30, 2025, and net income was $65,004 for the six months ended June 30, 2026, compared to a net loss of $23,826 for the six months ended June 30, 2025. The change in each period is attributable to the gain on debt forgiveness.

Liquidity and Capital Resources

We had no cash and no other assets at June 30, 2026 and December 31, 2025. Total liabilities were $5,087 at June 30, 2026, compared to $182,812 at December 31, 2025, and our working capital deficiency was $5,087, compared to $81,794. Because we had no assets, our stockholders’ deficit equalled total liabilities at both dates. The decrease reflects the extinguishment on June 10, 2026 of $201,333 of debt, accrued interest and accounts payable in connection with the change in control, partially offset by $23,608 of expenses incurred during the period. We had no debt outstanding at June 30, 2026.

Net cash used in operating activities was $24,295 for the six months ended June 30, 2026 (2025 – $18,441), funded in full by financing activities of $24,295 (2025 – $18,441), consisting of $2,500 of convertible note proceeds and $21,795 of Company costs paid directly by our then controlling shareholder. As disclosed in note 3 to the financial statements, these conditions raise substantial doubt about our ability to continue as a going concern.

As a result of the Change of Control Transaction and the Company’s new business focus, the Company will need to raise significant additional capital to fund its business plan and related growth initiatives, including through one or more future financings involving the sale of equity, debt, and/or convertible securities. There is no assurance that the Company will be successful in raising such capital on terms acceptable to the Company, or at all. See "Item 1A. Risk Factors" below.

On July 20, 2026, the Company raised gross proceeds of $400,000 through the sale of 8,400,000 shares of its common stock to two accredited investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Limitations of Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness of inadequate segregation of duties within account processes due to limited personnel, insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping, and a lack of formal review and approval process for related party transactions.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting..

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Notwithstanding the foregoing, we are voluntarily disclosing the risk factor below.

We will need to raise significant additional capital, including through the sale of equity securities, debt, and/or convertible securities, potentially in one or more financings over a period of time, to fund our proposed data center business and our other business ventures. We may not be successful in raising such capital, in capitalizing our business, or in executing on our business ventures, and there can be no assurance that we will be able to execute on our financing plans. If we are unable to raise sufficient capital when needed and on acceptable terms, our business, financial condition, liquidity, and results of operations would be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company had no sales of unregistered equity securities during the period covered by this Quarterly Report.

On July 20, 2026, the Company raised gross proceeds of $400,000 through the sale of 8,400,000 shares of its common stock to two accredited investors.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.

(b)	None.

(c)

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K of the Exchange Act).

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.	Description
31.1*

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2026	STARK FOCUS GROUP, INC.

	By:	/s/ John Lipman
		Name:	John Lipman
		Title:	Chief Executive Officer
(Principal Executive Officer) and Chief Financial Officer
(Principal Financial Officer)

