Form 10-Q
period 2026-09-30
Stark Focus Group, Inc.
filed 2026-11-05
CIK 1794942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, the registrant had 18,348,330 shares of common stock, par value $0.0001 per share, outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Quarterly Report that are not statements of historical fact are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include statements that represent our intentions, expectations or beliefs concerning future events. These forward-looking statements include, without limitation, statements relating to expectations for future financial performance, business strategies or expectations for our business. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “seek”, “should”, “strive”, “target”, “will”, “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Quarterly Report may include, for example, statements about:

•	the benefits of our new strategy to develop, own, and operate data centers globally to support artificial intelligence (“AI”) infrastructure and related computing needs (the “New Strategy”);

•	the future financial performance of the Company in connection with the New Strategy;

•	our industry;

•	changes in the market for the Company’s products and services;

•	our ability to identify, acquire and develop data center sites and to enter into definitive agreements for proposed projects;

•	our financial strategy, budget, projections and operating results;

•	the amount, nature and timing of our capital expenditure and the impact of such expenditure on our performance;

•	the availability and terms of capital;

•	competition and government regulations;

•	general economic conditions; and

•	expansion plans and opportunities.

ii

These forward-looking statements are based on information available as of the date of this Quarterly Report, our management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are beyond our control. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:

•	estimates and forecasts of financial and performance metrics and expectations and timing related to potential benefits of the New Strategy;

•	the Company’s public securities’ liquidity and trading;

•	the Company’s ability to obtain sufficient additional financing, on acceptable terms or at all, and ability to continue as a going concern;

•	changes in the market in which the Company competes, including with respect to its competitive landscape, technology evolution or changes in applicable laws or regulations;

•	the impact of macroeconomic events, such as inflation, recessions or depressions, and war or fears of war;

•	changes in the vertical markets that the Company targets;

•	the impact of current or future government regulation and oversight, including the U.S. federal, state and local authorities;

•	the ability to launch the Company’s services and products or to profitably expand into new markets;

•	the ability to execute the Company’s growth strategies, including identifying and executing acquisitions;

•

the ability to develop and maintain effective internal controls and procedures, correct or remediate the previously identified material weaknesses, or correct or remediate any future identified material weaknesses;

•	the exposure to any liability, protracted and costly litigation or reputational damage relating to the Company’s data security; and

•	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties described in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2025, and other documents filed or that may be filed by the Company from time to time with the Securities and Exchange Commission (“SEC”). These forward-looking statements must not be relied on by any investor as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company. Forward-looking statements speak only as of the date they are made. While the Company may elect to update these forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, except as may be required by applicable law. These forward-looking statements should not be relied upon as representing the Company’s assessments as of any date subsequent to the date of this Quarterly Report on Form 10-Q. Accordingly, undue reliance should not be placed upon the forward-looking statements.

iii

PART I – FINANCIAL INFORMATION

STARK FOCUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2026	December 31, 2025
		(Audited)
Assets
Current assets
Cash and cash equivalents	$339,155	$-
Prepaid expenses	40,315	-
Total Assets	$379,470	$-

Liabilities And Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$171,631	$9,946
Accrued liabilities	17,417	-
Demand loan due to related party	-	71,848
Total current liabilities	189,048	81,794

Promissory note due to related party	-	18,388
Convertible notes	-	82,630
Total Liabilities	189,048	182,812

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 500,000,000 and 100,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 18,348,330 and 9,948,330 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,835	995
Additional paid-in capital	539,227	41,879
Accumulated deficit	(350,640)	(225,686)
Total stockholders' equity (deficit)	190,422	(182,812)
Total Liabilities And Stockholders' Equity (Deficit)	$379,470	$-

The accompanying notes are an integral part of these financial statements.

STARK FOCUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses
General and administrative	$192,400	$5,597	$211,836	$26,131
Loss from operations	$(192,400)	$(5,597)	$(211,836)	$(26,131)

Other income (expense)
Non-cash interest expense	-	(2,045)	(4,172)	(5,337)
Dividend and interest income	2,442	-	2,442	-
Gain on extinguishment of debt	-	-	88,612	-
Total other income (expense)	$2,442	$(2,045)	$86,882	$(5,337)

Net loss and comprehensive loss	$(189,958)	$(7,642)	$(124,954)	$(31,468)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average common shares outstanding – basic and diluted	16,613,547	9,948,330	12,194,484	9,948,330

The accompanying notes are an integral part of these financial statements.

STARK FOCUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited)

For the Nine Months Ended September 30, 2026

	Common stock		Additional paid-in	Accumulated	Total stockholders' equity
	Shares	Amount	capital	deficit	(deficit)

Balance, December 31, 2025	9,948,330	$995	$41,879	$(225,686)	$(182,812)
Net loss	-	-	-	(3,726)	(3,726)
Balance, March 31, 2026	9,948,330	$995	$41,879	$(229,412)	$(186,538)
Capital contribution – company expenses paid by shareholder	-	-	21,795	-	21,795
Capital contribution – forgiveness of related-party demand loan	-	-	71,848	-	71,848
Capital contribution – forgiveness of related-party promissory note	-	-	19,078	-	19,078
Net income	-	-	-	68,730	68,730
Balance, June 30, 2026	9,948,330	$995	$154,600	$(160,682)	$(5,087)
Proceeds from issuance of common stock, net of issuance costs	8,400,000	840	384,627	-	385,467
Net loss	-	-	-	(189,958)	(189,958)
Balance, September 30, 2026	18,348,330	$1,835	$539,227	$(350,640)	$190,422

For the Nine Months Ended September 30, 2025

	Common stock		Additional paid-in	Accumulated	Total stockholders' equity
	Shares	Amount	capital	deficit	(deficit)

Balance, December 31, 2024	9,948,330	$995	$41,879	$(183,562)	$(140,688)
Net loss	-	-	-	(10,983)	(10,983)
Balance, March 31, 2025	9,948,330	$995	$41,879	$(194,545)	$(151,671)
Net loss	-	-	-	(12,843)	(12,843)
Balance, June 30, 2025	9,948,330	$995	$41,879	$(207,388)	$(164,514)
Net loss	-	-	-	(7,642)	(7,642)
Balance, September 30, 2025	9,948,330	$995	$41,879	$(215,030)	$(172,156)

The accompanying notes are an integral part of these financial statements.

STARK FOCUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows used in operating activities:
Net loss	$(124,954)	$(31,468)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash interest expense	4,172	5,337
Gain on extinguishment of debt	(88,612)	-
Changes in operating assets and liabilities:
Prepaid expenses	(40,315)	-
Accounts payable	161,685	(982)
Accrued liabilities	17,417	-
Net cash used in operating activities	(70,607)	(27,113)

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net of issuance costs	385,467	-
Proceeds from convertible notes	2,500	27,113
Capital contribution – Company expenses paid by shareholder	21,795	-
Net cash provided by financing activities	409,762	27,113

Net increase in cash and cash equivalents	339,155	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$339,155	$-

Supplemental cash flow information:
Interest paid	-	-
Income taxes paid	-	-

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of related-party debt credited to additional paid-in capital	90,926	-

The accompanying notes are an integral part of these financial statements.

STARK FOCUS GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2026

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Stark Focus Group, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 3, 2018. Prior to the change in business strategy described below, the Company operated a wholesale apparel business through its former Hong Kong subsidiary, Common Design Limited, which it sold in September 2021, and subsequently pursued a drone business under its RevoluDrones brand.

On June 25, 2026, a change in control of the Company occurred when Compass North Holdings Limited sold 8,300,000 shares of the Company’s common stock, representing approximately 83.43% of the then issued and outstanding shares, to MJG Polo LLC. In connection with the change in control, the Company’s outstanding debt was terminated and the Company’s sole director and officer resigned and was replaced. See notes 5, 6, 7, 8 and 9. On July 20, 2026, the Company issued 8,400,000 shares of common stock in a private placement. See Note 11.

Following the June 2026 change in control, the Company changed its business strategy and now plans to develop, own, and operate data centers globally to support artificial intelligence ("AI") infrastructure and related computing needs.

In September 2026, the Company formed three wholly owned subsidiaries.  These subsidiaries were formed to pursue the Company’s data center strategy in the Asia-Pacific (APAC) region.

NOTE 2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements as of that date. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal years ended December 31, 2025.

The unaudited condensed consolidated financial statements include the accounts of Stark Focus Group, Inc. and its wholly owned subsidiaries (see Note 1). All intercompany balances and transactions have been eliminated in consolidation.

NOTE 3. LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.  As of September 30, 2026, the Company had cash and cash equivalents of $339,155, outstanding liabilities of $189,048, and stockholders’ equity of $190,422. For the nine months ended September 30, 2026, the Company incurred a net loss of $124,954 and used $70,607 of cash in operating activities. During the nine months ended September 30, 2026, all of the Company’s outstanding debt was extinguished in connection with the change in control described in Note 9, and the Company received gross proceeds of $400,000 from the private placement described in Note 11. Notwithstanding these transactions, management does not believe that the Company’s current financial position is sufficient to cover the expenses it will incur during the next twelve months. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

Management has considered the Company’s cash and cash equivalents of $339,155 at September 30, 2026, which include the remaining proceeds of the July 20, 2026 private placement, in its evaluation and does not consider them sufficient, on their own, to fund the Company’s planned expenditures for the twelve months following the date these financial statements were issued, and accordingly the substantial doubt has not been alleviated. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses.

The Company is projecting that its operating losses and expected capital needs will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. In order to meet the Company’s expected capital needs, management is focusing on securing additional funds through the sale of equity and debt financings. However, there can be no assurance that the Company will be able to complete these financings on terms acceptable to the Company or at all. As a result, there is uncertainty as to the Company’s ability to meet its current operating and capital expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the accompanying financial statements are issued. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, deferred tax assets and valuation allowance and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances change. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents consist of an investment in a U.S. government money market fund.

Prepaid Expenses

Prepaid expenses consist of amounts paid in advance for goods and services, principally directors’ and officers’ liability insurance, and are expensed on a straight-line basis over the period in which the related benefit is received.

Foreign Currency Translation

The functional and reporting currency of Stark Focus Group, Inc. is the U.S. dollar.

Transactions denominated in a currency other than an entity’s functional currency are remeasured into the functional currency at the exchange rate at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at the exchange rate at the reporting date, and the resulting exchange gains or losses are recognized in the condensed consolidated statements of operations and comprehensive income (loss). The assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rate at the reporting date, and their income and expenses are translated at the exchange rates at the dates of the transactions, or at average rates for the period where these approximate the transaction-date rates. The resulting translation adjustments are recognized in other comprehensive income (loss) and accumulated in accumulated other comprehensive income (loss) within stockholders’ equity. Translation adjustments were $0 for the three and nine months ended September 30, 2026.

Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2026.

ASC 820 establishes a three-level hierarchy for fair value measurements, under which Level 1 inputs are quoted prices in active markets for identical assets or liabilities. The Company’s cash equivalents consist of an investment in a U.S. government money market fund, which is measured at fair value using quoted prices in active markets and is classified within Level 1 of the fair value hierarchy. The carrying amounts of cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities approximate their fair values due to their short-term nature.

The following table presents the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy. The Company had no liabilities measured at fair value on a recurring basis, and there were no transfers between levels during the periods presented.

	September 30, 2026	Year ended December 31, 2025
Level 1 – money market fund (cash equivalents)	$339,155	$-
Level 2	-	-
Level 3	-	-
Total assets measured at fair value on a recurring basis	$339,155	$-

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

Earnings per Share

ASC 260, Earnings Per Share, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC 260.

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. There were no dilutive shares for the three and nine months ended September 30, 2026 and 2025; accordingly, diluted net loss per share is the same as basic net loss per share. The convertible notes described in Note 8, which were convertible into common stock at $0.04 per share until their termination on June 10, 2026, were excluded from the computation because their effect would have been anti-dilutive. As of September 30, 2026, the Company had no options, warrants, convertible securities or other potentially dilutive securities outstanding. The weighted average number of common shares outstanding includes the 8,400,000 shares issued in the private placement from July 20, 2026, the date the shares were issued.

Income Taxes

Income taxes are accounted for under the asset-and-liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Management assesses the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s historical operating performance and net losses, the net deferred tax assets have been fully offset by a valuation allowance.

The Company recognizes uncertain income tax positions at the largest amount, which is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Changes in recognition or measurement are reflected in the period in which judgment occurs. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of the provision for income taxes.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events or circumstances from non-owner sources. Net loss and comprehensive loss were the same for the periods presented in the accompanying financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which was subsequently clarified by ASU 2025-01. The ASU requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses included in each relevant expense caption presented on the face of the statement of operations. ASU 2024-03 is effective for the Company for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. It may be applied prospectively or retrospectively. The Company is currently evaluating the effect of adopting ASU 2024-03 on its financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim reporting guidance and the form and content of interim financial statements, and adds a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for the Company for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of adopting ASU 2025-11 on its interim financial statement disclosures.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises the guidance for identifying the accounting acquirer when the legal acquiree is a variable interest entity that meets the definition of a business. ASU 2025-03 is effective for the Company for annual and interim periods beginning after December 15, 2026, and is applied prospectively to acquisitions occurring on or after the effective date. The Company will apply the guidance to any qualifying acquisition after adoption.

Management has evaluated other accounting pronouncements issued by the FASB that are not yet effective and does not believe that their adoption will have a material effect on the Company’s financial statements.

NOTE 5. RELATED PARTY TRANSACTIONS

Prior to the change in control described below, Compass North Holdings Limited (“Compass North”), the Company’s then controlling shareholder, provided financing to the Company under a promissory note and a demand loan facility, which were forgiven in connection with the change in control. These arrangements, including the related interest expense and their forgiveness, are described in Notes 6 and 7.

On June 9, 2026, Compass North entered into a stock purchase agreement with MJG Polo LLC (the “Purchaser”). Pursuant to that agreement, on June 25, 2026, the Purchaser acquired 8,300,000 shares of the Company’s common stock, representing approximately 83.43% of the then issued and outstanding shares, from Compass North for consideration of $355,000. The purchase price was paid by the Purchaser to Compass North; the Company was not a party to the exchange of shares, received no proceeds, and its issued and outstanding shares were unchanged as a result of the transaction. Effective upon the closing, Cao Zhi Fen resigned as director, President, Chief Executive Officer, Treasurer and Secretary of the Company, and David I. Rosenberg was appointed as a director and the Chairman of the Board of Directors, and John Lipman was appointed as a director, Chief Executive Officer and Chief Financial Officer of the Company.

During the nine months ended September 30, 2026, Compass North paid $21,795 of the Company’s costs directly on the Company’s behalf, comprising accounting, professional and filing costs incurred during the period and amounts previously recorded in accounts payable. As these amounts were settled by a shareholder acting in its capacity as an owner and are not repayable by the Company, they were recorded as a capital contribution to additional paid-in capital. As a result of the private placement described in Note 11, MJG Polo LLC’s ownership decreased from approximately 83.43% to approximately 45.24% of the issued and outstanding shares, and each of HCDC LLC and Great Ocean Invest LLC holds approximately 22.89% and is a principal owner and deemed to be a related party of the Company. No amounts were due to or from related parties at September 30, 2026.

NOTE 6. RELATED PARTY PROMISSORY NOTE

	Nine months ended September 30, 2026	Year ended December 31, 2025
Balance, beginning of period	$18,388	$16,828
Interest accrued	690	1,560
Capital contribution - forgiveness of related party promissory note	(19,078)	-
Balance, end of period	$-	$18,388

On July 20, 2022, the Company entered into a 2-year promissory note of $13,000 with a related party to finance the acquisition of patent licenses used in its drone business. On July 20, 2024, the promissory note was extended with a maturity date of July 17, 2027. The promissory note bears interest of 12%. During the three and nine months ended September 30, 2026, related interest expense of $0 and $690, respectively (2025 – $393 and $1,167) was recorded.

On June 10, 2026, the Company and Compass North entered into a note termination agreement pursuant to which the promissory note was terminated and all amounts owing were deemed paid in full. The carrying amount of $19,078 at that date, comprising principal and accrued interest, was credited to additional paid-in capital as a capital contribution from the controlling shareholder. As of September 30, 2026, the balance of the promissory note was $0 (December 31, 2025 – $18,388). See Note 9.

NOTE 7. RELATED PARTY DEMAND LOAN PAYABLE

	Nine months ended September 30, 2026	Year ended December 31, 2025
Balance, beginning of period	$71,848	$71,848
Capital contribution – forgiveness of related party demand loan	(71,848)	-
Balance, end of period	$-	$71,848

During the year ended December 31, 2021, the Company secured a loan facility from a shareholder to provide working capital. The loan is non-interest-bearing and due upon demand.

On June 10, 2026, the demand loan payable was terminated and deemed paid in full under the note termination agreement with Compass North. The carrying amount of $71,848 was credited to additional paid-in capital as a capital contribution from the controlling shareholder. As of September 30, 2026, the balance of the demand loan payable was $0 (December 31, 2025 – $71,848). See Note 9.

NOTE 8. CONVERTIBLE DEBT

	Nine months ended September 30, 2026	Year ended December 31, 2025
Balance, beginning of period	$82,630	$49,612
Convertible notes issued	2,500	27,113
Interest accrued	3,482	5,905
Extinguishment of convertible notes	(88,612)	-
Balance, end of period	$-	$82,630

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

On June 10, 2026, the Company and the holder of the convertible notes entered into a convertible termination agreement pursuant to which all of the convertible notes were terminated and all amounts owing were deemed paid in full. None of the notes were converted into equity of the Company, and no right of conversion survived the termination. The carrying amount of $88,612 at that date was recognized as a gain on debt forgiveness. As of September 30, 2026, the balance of the convertible notes was $0 (December 31, 2025 – $82,630). See Note 9.

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

Third-Party Debt

On June 10, 2026, all of the convertible notes described in Note 8 were terminated pursuant to a convertible note termination agreement. The holder of the convertible notes is not a related party of the Company. Because no consideration was transferred, the reacquisition price of the notes was $0 and the entire net carrying amount was recognized as a gain. In accordance with ASC 470-50-40-2, the Company recognized a gain on extinguishment of debt of $88,612, being the carrying amount of the convertible notes at the termination date. The gain is presented as a separate item in the statement of operations for the nine months ended September 30, 2026.

Related Party Debt

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

The aggregate amount of $112,721, comprising the promissory note of $19,078 including accrued interest to the termination date, the non-interest bearing demand loan of $71,848 and $21,795 of Company costs settled directly by Compass North, was credited to additional paid-in capital, and no gain was recognized in the statement of operations and comprehensive loss.

NOTE 10. EQUITY COMPENSATION PLANS

On September 8, 2026, the Company’s board of directors approved, and on September 9, 2026 the holders of a majority of the Company’s outstanding shares of Common Stock approved, the Stark Focus Group, Inc. Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan became effective immediately upon approval by the Company’s stockholders. The Equity Incentive Plan is for the benefit of employees, directors and consultants of the Company and its affiliates. The Equity Incentive Plan provides for the grant of (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock awards, (iv) stock appreciation rights, (v) performance stock awards, (vi) performance unit awards, (vii) unrestricted stock awards, (viii) distribution equivalent rights, and (ix) any combination of the foregoing. Under the terms of the Equity Incentive Plan, the maximum number of shares of Common Stock that may be subject to an award granted during a fiscal year to any non-employee director, together with any cash fees paid to such director during the fiscal year, may not exceed $1,000,000 in aggregate value.

Subject to adjustment in accordance with the terms of the Equity Incentive Plan, 5,000,000 shares of Common Stock have been reserved for issuance pursuant to awards under the Equity Incentive Plan. Additionally, on January 1 of each year for a period of five years, commencing on January 1, 2027, the number of shares reserved and available for issuance under the Equity Incentive Plan will automatically increase by a number of shares such that the aggregate number of shares reserved and available for issuance under the Equity Incentive Plan equals 15% of the total number of shares of Common Stock outstanding at December 31 of the preceding year.

As of September 30, 2026, there have been no equity awards granted under the Equity Incentive Plan.

NOTE 11. STOCKHOLDERS’ EQUITY

Following approval by the Company’s board of directors and the holders of a majority of the Company’s then outstanding shares of Common Stock, effective as of September 9, 2026, the Company increased its authorized common stock, par value of $0.0001 per share, from 100,000,000 to 500,000,000 common shares.

As of September 30, 2026, the Company had 18,348,330 shares of common stock issued and outstanding (December 31, 2025 – 9,948,330). The change in control described in Note 5 was effected by a sale of existing shares between shareholders and did not change the number of shares issued and outstanding. As of September 30, 2026, the Company did not have any warrants or options outstanding and, following the termination of the convertible notes on June 10, 2026, has no securities convertible into common stock outstanding.

July 2026 Private Placement

On July 20, 2026, the Company closed a private placement with two accredited investors, HCDC LLC and Great Ocean Invest LLC, pursuant to which the Company issued an aggregate of 8,400,000 shares of its common stock (4,200,000 shares to each investor) for aggregate gross proceeds of $400,000, of which $840 was allocated to common stock and $399,160 to additional paid-in capital. Offering costs of $14,533 were charged to additional paid-in capital.

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company had no material commitments or contingencies as of September 30, 2026. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. As of September 30, 2026, management was not aware of any pending or threatened legal proceedings that would be expected to have a material effect on the Company’s financial statements.

NOTE 13. SEGMENT REPORTING

The Company operates as a single operating and reportable segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The single segment reflects how the CODM reviews the Company’s results, assesses performance and allocates resources, which is on a consolidated basis; the Company has not generated revenue during the periods presented and its activities currently consist of corporate and public company activities and the development of its data center strategy. The CODM uses consolidated net loss, as reported in the condensed consolidated statements of operations and comprehensive loss, to monitor actual results, to manage the Company’s liquidity and to decide how to allocate resources, including to the development of its data center strategy. The measure of segment assets is total assets as reported in the condensed consolidated balance sheets. The Company had no expenditures for long-lived assets during the periods presented.

NOTE 14. SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events from September 30, 2026 through the date the financial statements were issued.

Management has determined that there are no material subsequent events requiring disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read together with our unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”), and with our audited financial statements and notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K.

Introduction

Stark Focus Group, Inc. (“we”, “us”, “our”, the “Company” or “Stark”) is a Nevada corporation, incorporated on July 3, 2018.

Initially, we were engaged in the apparel trading business through our wholly owned subsidiary, Common Design Limited of Hong Kong. We subsequently sold that business and entered into the Drone / Unmanned Aerial Vehicles market with the launch of a new brand, RevoluDrones, including purchasing licenses for four patents to assist in this business.

On June 25, 2026, we underwent a change of control when MJG Polo LLC acquired approximately 83.43% of our then-outstanding shares of common stock from our prior controlling shareholder (the “Change of Control”). In connection with this transaction, our then-existing sole officer and director (Cao Zhi Fen) resigned, and David I. Rosenberg was appointed to be our Chairman and a director and John Lipman was appointed to be our Chief Executive Officer, Chief Financial Officer and a director, each to be effective at the closing of the Change of Control. Mr. Rosenberg and Mr. Lipman are the managers of MJG Polo LLC.  On October 8, 2026, Matthew Szot was appointed Chief Financial Officer, taking over the position from Mr. Lipman, who remains our Chief Executive Officer.

In connection with the Change of Control, we changed our business strategy and now plan to develop, own, and operate data centers globally to support artificial intelligence (“AI”) infrastructure and related computing needs (the “New Strategy”). We have taken several steps to further this New Strategy.

In July 2026, we entered into a non-binding memorandum of understanding (the “MOU”) with a data center operator and a third party to explore the joint development of a data center in South Asia through a jointly owned entity. Other than customary provisions regarding exclusivity, confidentiality, and expenses, the MOU is non-binding. As of the date of this Quarterly Report, discussions among the parties are ongoing, and no definitive agreements have been executed. There can be no assurance that the parties will enter into definitive agreements or that the proposed project will be completed on the terms contemplated, or at all.

On July 20, 2026, we sold 8,400,000 shares of common stock in a private placement for gross proceeds of $400,000. See the discussion in Note 11 for additional information.

In addition to our data center initiative in South Asia, we began conducting an active site search for additional data center locations beginning in late June 2026, assessing several opportunities in the United States, including one in South Dakota (15 MW available on a 400 MW line), a 34-site portfolio, two 75 MW Texas power studies, and sites in Mississippi, Kansas, and Iowa, a second site in South Dakota (approximately 50 MW) and a 160-acre site in Texas (with a prior 140 MW power study and a 750 MW colocation proposal). In August 2026, we began discussions regarding the acquisition of additional data center land sites. In September 2026, we formed subsidiaries in Asia-Pacific (“APAC”) region in connection with our evaluation of data center opportunities there.

INFORMATION ABOUT THE COMPANY

Overview

We are an early-stage company focused on developing, owning, and operating data centers globally to support artificial intelligence (“AI”) infrastructure and related computing needs.

Data Center Development

Our planned data center development business will focus on developing powered-shell data centers for leasing to enterprise customers who operate their own hardware inside the data center. Powered-shell data centers are facilities with completed exterior construction, available power and fiber connectivity, but with the interior space to be developed and utilized by the customer. We are focused on acquiring sites that either have access to power or are suitable for the construction and operation of power generation equipment to supply electricity to the data center. Our plan is to custom develop sites for specific customers once we have acquired the land and the applicable entitlements and permits. We may also sell the electricity to other large power consumers or sell a site or development at any stage in the process.

We have entered into a non-binding memorandum of understanding to explore the joint development of a data center in South Asia. We are also conducting an active site search for data center locations in the United States and APAC. We are continuing to work toward identifying and partnering to build data center sites in different locations globally.

Factors Affecting Profitability

The main factors affecting our profitability are (in no particular order):

•	The price of data center colocation services sold;

•	The cost and availability of power;

•	The market pricing and demand for our data center development projects;

•	The cost of constructing the infrastructure for data center developments including power generation, data center facilities, fiber connectivity and substations, as applicable; and

•	The availability/supply of the components required for the infrastructure for the data center developments including gas turbines, reciprocating engines, transformers, backup generators and fiber.

While we take steps to mitigate these risks, they cannot be avoided altogether. In particular:

•	Strong demand for data center capacity and low-cost power sites creates a competitive market that may increase the price of critical components of the data center buildout.

•	Our data center development activities are at an early stage, and we have not yet acquired any sites or entered into definitive agreements for any project.

•	Energy markets are exposed to supply and demand conditions that may result in increased power costs or supply limitations.

Industry Overview

Data centers are used to host the compute and storage servers, providing security, electricity, cooling and network connectivity. According to a research report by CBRE, the rise of AI compute is driving demand for power-intensive infrastructure, including a premium on energy-efficiency capabilities such as liquid cooling over air cooling. In addition, tertiary and rural markets have seen increased deal activity for powered land. The previously announced Project Stargate highlights the strategic importance of data center infrastructure, and in January 2025, President Trump announced plans by the government and private industry to invest up to $500 billion over the next four years in the United States as part of that project. The demand for data center infrastructure has also created challenges around the supply chain and the procurement of critical components, including on the power generation side.

Strategy

Our strategy is to identify, acquire, and develop land and powered-shell data centers for enterprise customers. We may alternatively sell land with access to power or sell part or all of our projects.

Results of Operations

Three months ended September 30, 2026 compared with three months ended September 30, 2025

General and administrative expenses

General and administrative expenses were $192,400 for the three months ended September 30, 2026, compared to $5,597 for the three months ended September 30, 2025.  General and administrative expenses increased by $186,803, primarily due to legal fees following the Change of Control and New Strategy. Legal fees included corporate and SEC reporting matters and fees related to potential strategic transactions. We incurred no legal fees in the comparable 2025 period.

Dividend and interest income

Dividend and interest income was $2,442 for the three months ended September 30, 2026, compared with $0 in 2025. It was earned on the government money market fund in which we have held our cash since the July 2026 private placement.

Interest expense

We had no interest expense for the three months ended September 30, 2026, compared with $2,045 in 2025, because all of our outstanding notes were terminated on June 10, 2026.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

General and administrative expenses

General and administrative expenses were $211,836 for the nine months ended September 30, 2026, compared to $26,131 for the nine months ended September 30, 2025.  General and administrative expenses increased by $185,705, primarily due to legal fees following the Change of Control and New Strategy. Legal fees included corporate and SEC reporting matters and fees related to potential strategic transactions.

Dividend and interest income

Dividend and interest income was $2,442 for the nine months ended September 30, 2026, compared with $0 in 2025, earned on our government money market fund investment.

Interest expense

Non-cash interest expense was $4,172 for the nine months ended September 30, 2026, compared with $5,337 in 2025. The decrease reflects the termination of our promissory note and convertible notes on June 10, 2026.

Gain on extinguishment of debt

In connection with the Change of Control, we terminated convertible notes held by an unrelated party without payment and recognized a gain on extinguishment of debt of $88,612.

Liquidity and Capital Resources

Since inception, we have incurred recurring losses and utilized cash to fund our operations and overhead expenses. To date, we have funded our operations with proceeds from the sale of convertible and promissory notes, as well as our private placement offering completed in July 2026. At September 30, 2026, we had cash and cash equivalents of $339,155 and working capital of $190,422. At December 31, 2025, we had no cash and a working capital deficit of $81,794. Our current liabilities at September 30, 2026 were $189,048, consisting mainly of unpaid legal fees. We had no debt outstanding at September 30, 2026.

Going concern. Our cash is not sufficient to fund our current obligations and planned expenditures for the next twelve months. We will need to raise significant additional capital to pursue the New Strategy, through equity, debt or convertible securities. There can be no assurance that financing will be available on acceptable terms, or at all. These conditions raise substantial doubt about our ability to continue as a going concern. See Note 3 to the condensed consolidated financial statements.

If we enter into definitive agreements for the project contemplated by the MOU, we expect that our share of the required initial capital contributions would be significant relative to our current resources. We would need to obtain additional financing to fund those contributions, and such financing may not be available on acceptable terms, or at all.

Cash Flows

The following table summarizes our cash flows for the period presented:

	Nine months ended September 30,
	2026	2025
Cash used in operating activities	$(70,607)	$(27,113)
Cash provided by financing activities	409,762	27,113
Net change in cash	339,155	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$339,155	$-

Operating activities.  Net cash used in operating activities was $70,607 for the nine months ended September 30, 2026, compared with $27,113 in 2025.  The 2026 amount reflects our net loss of $124,954, adjusted for the non-cash gain on extinguishment of debt of $88,612 and non-cash interest expense of $4,172. Working capital changes included a $40,315 increase in prepaid expenses, primarily from the $45,000 premium paid in August 2026 for our directors’ and officers’ liability insurance policy. They also included a $179,102 increase in accounts payable and accrued liabilities, mainly legal fees incurred in the third quarter that were unpaid at September 30, 2026.

Financing activities. Cash provided by financing activities in 2026 consisted of net proceeds of $385,467 from the private placement, representing gross proceeds of $400,000 less issuance costs of $14,533, together with $2,500 of convertible note proceeds and $21,795 of costs paid on our behalf by our former controlling shareholder before the Change of Control. In 2025, financing activities consisted of $27,113 of convertible note proceeds.

Cash requirements. Our current liabilities of $189,048 at September 30, 2026, consisting primarily of legal fees, are payable from cash on hand. Beyond these liabilities, our principal near-term cash requirements are public company costs and the costs of pursuing the New Strategy. We had no commitments for capital expenditures at September 30, 2026.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates

Our critical accounting estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2025. During 2026, our significant judgments included the assessment of our ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2026, because of the material weaknesses in our internal control over financial reporting described below.

Notwithstanding these material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Previously Reported Material Weaknesses and Remediation Activities

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, management identified the following material weaknesses: (i) inadequate segregation of duties due to limited finance personnel; (ii) insufficient written policies and procedures for accounting and financial reporting; and (iii) the absence of a formal process to review and approve related party transactions. These material weaknesses had not been remediated as of September 30, 2026.

Management, with the oversight of our Board of Directors, has developed and is executing a remediation plan to address each of the material weaknesses described above. Since September 30, 2026, we have completed the following actions:

Finance leadership and segregation of duties. Effective October 8, 2026, we appointed a Chief Financial Officer with significant public company reporting experience, and we engaged a technical accounting consultant. We restructured our financial reporting process to segregate the recording, approval and review of transactions. The process now requires independent review of journal entries, account reconciliations and financial statements, and dual approval of payments.

Written policies and procedures. In November 2026, we adopted a written internal control manual that documents our key controls over financial reporting and disclosure. It includes an authorization matrix and a quarter-end close checklist with documented preparer and reviewer sign-offs. It also sets standards for account reconciliations and review documentation, and a disclosure checklist for our periodic reports.

Related party transactions. In November 2026, our Board of Directors adopted a written related party transaction policy. The policy requires the identification of related persons; review of each proposed related party transaction by our Chief Financial Officer and legal counsel; and approval or ratification in accordance with the policy, including procedures for transactions in which a director has an interest.

We believe these actions, as designed, address the material weaknesses described above. Because these controls were implemented after September 30, 2026, however, they have not yet operated for a sufficient period for management to conclude, through testing, that they are operating effectively. The material weaknesses will not be considered remediated until that has occurred. We expect to complete our evaluation in connection with management’s assessment of internal control over financial reporting as of December 31, 2026. We will continue to monitor the design and operating effectiveness of our controls and procedures, and may take additional measures or modify the remediation plan as appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The remediation measures described above were implemented after September 30, 2026.

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

Notwithstanding the foregoing, we are voluntarily disclosing the risk factors below.

Risks Related to Our Business in General

We have a limited operating history and have incurred operating losses since our inception and anticipate that we will continue to incur losses in the foreseeable future, which could adversely impact our operations, strategy and financial performance.

We have incurred net losses in each year of our operations. We expect to continue to incur losses for the near future, and these losses may increase as we pursue our growth strategy. As we pursue our New Strategy and begin to develop data center assets, no certainty exists that we will become profitable and, even if we do achieve profitability, we may not be able to sustain or increase profitability, or generate profits that provide an appropriate return on our initial investments. The future expansion of our business likely requires substantial capital costs and expenses, and if we do not achieve our operational objectives, and if we do not generate cash flow and income, our financial performance and long-term viability may be materially and adversely affected. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

Our business model and strategy will continue to evolve as our business and the industry in which it operates matures.

The increasing demand for data centers, evolving technology and dynamic regulatory environment means that our business model will need to evolve in order to stay current with our industry. Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing services and to create successful new services, both independently and in conjunction with developers or other third parties. As a result, we may modify aspects of our business model from time to time. These potential modifications to our business model and strategy may not be successful and could result in harm to our business. They may increase the complexity of our business and place significant strain on our management, personnel, operations, systems, technical performance, financial resources and internal financial control and reporting functions. Moreover, we may not be able to manage growth effectively, which could damage our reputation, limit our growth and adversely affect our operating results. Further, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities within our industry or other markets we seek to expand into, and we may lose out on such opportunities. These efforts, including the introduction of new services or changes to existing services, may also result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. If our new or changed services fail to engage users or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

Our independent registered public accounting firm included in its opinion for the year ended December 31, 2025, an explanatory paragraph referring to an accumulated deficit of $225,686, net loss of $42,124 and a negative working capital of $81,794 and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to create new business opportunities and eventually attain profitable operations. Our financial statements as of December 31, 2025, did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital.

Our results of operations may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our results of operations, including the levels of our net revenues, expenses, net income/loss and other key metrics, may vary significantly in the future due to a variety of factors, some of which are outside of our control, and period-to-period comparisons of our operating results may not be meaningful, especially given our limited operating history.

The results for any one quarter are not necessarily an indication of future performance over time. Further, any fluctuations in quarterly results may adversely affect the market price of our common stock. Factors that may cause fluctuations in our annual financial results include:

●	the amount and timing of operating expenses related to our new business operations and infrastructure; and

●	general economic, industry and market conditions.

We may be unable to raise additional capital needed to grow our business.

As we implement our New Strategy, we will need to raise additional capital to develop our data centers, expand our operations and pursue our growth strategies, including potential acquisitions of complementary businesses, and to respond to competitive pressures or unanticipated working capital requirements. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. If we raise additional funds through one or more equity financings, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions including terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

The cost of obtaining new equipment, parts, and other data center-related materials has historically been capital-intensive and is likely to continue being capital-intensive, which could materially and adversely affect our business, financial condition, and results of operations.

Our operations require significant capital investment to purchase and maintain the property and equipment required to provide our services. Our operations can only be profitable if the costs, inclusive of hardware and electricity costs, associated with data center operations are lower than the reward or fee for service received. Our business, financial condition, and results of operations are dependent on our ability to operate with greater revenue than costs. As the cost of obtaining new equipment increases, the cost of operating also increases. This requires a corresponding increase in the price of services for us to maintain profitability. We experience ordinary wear and tear from operation and may also face more significant malfunctions caused by factors which may be beyond our control. Additionally, as technology evolves, we may have to acquire equipment to remain competitive in the market. Consequently, we will rely on capital markets as sources of the capital we will require. If we are unable to access capital at competitive rates, our ability to implement business plans, make capital expenditures or pursue acquisitions we would otherwise rely on for future growth may be adversely affected. Market disruptions may increase the cost of borrowing or adversely affect our ability to access one or more financial markets. Such market disruptions could include:

●	a significant economic downturn;

●	the financial distress of unrelated industry leaders in the same line of business;

●	deterioration in capital market conditions;

●	turmoil in the financial services industry;

●	volatility in GPU prices;

●	terrorist attacks;

●	trade tariff or restrictions;

●	war; and/or

●	cyberattacks.

Failure to effectively manage our growth could place strains on our managerial, operational, and financial resources and could adversely affect our business and operating results.

As our infrastructure operations grow, the administrative demands upon us will grow, and our success will depend upon our ability to meet those demands. We require certain financial, managerial, and other resources, which could create challenges to our ability to successfully manage our subsidiaries and operations and impact our ability to assure compliance with our policies, practices, and procedures. These demands include, but are not limited to, increased executive, accounting, management, legal services, staff support, and general office services. We may need to hire additional qualified personnel to meet these demands, the cost and quality of which are dependent in part upon market factors outside of our control. Further, we will need to effectively manage the training and growth of our staff to maintain an efficient and effective workforce, and our failure to do so could adversely affect our business and operating results.

We may acquire other businesses, form joint ventures or acquire other companies or businesses that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense; notwithstanding the foregoing, our growth may depend on our success in uncovering and completing such transactions.

Our future acquisitions of businesses, assets, and/or entering into strategic alliances or joint ventures may not be successful. We may not be able to find suitable partners or acquisition candidates and may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing infrastructure. In addition, in the event we acquire any existing businesses we could assume unknown or contingent liabilities.

Any future acquisitions also could result in the issuance of shares, the incurrence of debt, contingent liabilities, or future write-offs of intangible assets or goodwill, any of which could have a negative impact on our cash flows, financial condition, and results of operations. Integration of an acquired company may also disrupt ongoing operations and require management resources that otherwise would be focused on developing and expanding our existing business. We may experience losses related to potential investments in other companies, which could harm our financial condition and results of operations. Further, we may not realize the anticipated benefits of any acquisition, strategic alliance, or joint venture if such investments do not materialize.

To finance any acquisitions or joint ventures, we may choose to issue common shares, preferred shares, or a combination of debt and equity as consideration, which could significantly dilute the ownership of our existing stockholders or provide rights to such preferred stockholders in priority over our common shareholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using shares as consideration.

Our future results will suffer if we do not effectively manage our expanded operations.

The size of our business is forecast to increase significantly beyond the size of our historical businesses on a stand-alone basis. Our future success depends, in part, upon our ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurance that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements, and other benefits anticipated from the growth.

Our industry has significant competition and technological change

The markets in which we operate are highly competitive, and we expect this competition will continue to be intense due to rapid technological changes, frequent product introductions and improvements initiated by our competitors. Our competitors may offer better performance or additional features that render our products less appealing. We may also face aggressive pricing by competitors, especially during challenging economic times. In addition, our competitors may have significant marketing and sales resources, which could increase the competitive environment in a declining market or during challenging economic times, leading to lower prices and margins. Some competitors may have greater access or rights to complementary technologies or supplies for improved equipment.

The market for large-scale data center developments is driven by large enterprise customers. Access to sufficient and reliable power is a key factor for the success of such a development project.

Our existing and potential competitors may have various competitive advantages over us, such as:

●	greater name recognition, longer operating histories, and larger market shares;

●	more established marketing, banking, and compliance relationships;

●	more efficient hardware;

●	greater data center capabilities (for example, through adoption of proprietary technology);

●	more developed sales and customer management capabilities;

●	more developed technical capabilities;

●	more timely introduction of new technologies;

●	preferred relationships with suppliers, including of compute servers and other equipment;

●	better access to more competitively priced power;

●	greater reliability in electricity supply, whether as a result of a greater number of backup sources of power or otherwise;

●	greater financial resources and access to capital to acquire new hardware, businesses, and capabilities to enable growth;

●	more reliable network connections as a result of the location of their data centers to key interconnect points and internet connections;

●	lower labor, compliance, risk mitigation, and research and development costs;

●	larger and more mature intellectual property portfolios;

●	greater number of applicable licenses or similar authorizations;

●	fewer regulatory restrictions, including with respect to energy supply;

●	established core business models outside of high-performance computing, allowing them to operate on lesser margins or at a loss;

●	operations in certain jurisdictions with lower compliance costs and greater flexibility to explore new product offerings; and

●	substantially greater financial, technical, and other resources.

If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, operating results, and financial condition could be adversely affected.

We may not adequately respond to price fluctuations and rapidly changing technology, which may negatively affect our business.

Competitive conditions within our industry require that we use sophisticated technology in the operation of our business. The digital infrastructure industry, including the development of data center assets, is characterized by rapid technological changes, new product introductions, enhancements, and evolving industry standards. New technologies, techniques, or products could emerge that might offer better performance than the software and other technologies we currently plan to utilize, and we may have to manage transitions to these new technologies to remain competitive. We may not be successful, generally or relative to our competitors, in timely implementing new technology into our systems, or doing so in a cost-effective manner. During the implementation of any such new technology into our operations, we may experience system interruptions and failures during such implementation. Furthermore, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of implementing new technology into our operations. As a result, our business and operations may suffer, and there may be adverse effects on the value of our common stock.

Access to reliable electricity sources at reasonable prices, developed land and co-location arrangements are critical to our growth and profitability.

Data centers consume electricity primarily to power compute and storage servers and cooling equipment; therefore, electricity costs are an important factor affecting our profitability and viability. We may be unable to source and enter into agreements for the supply and purchase of electricity, at attractive prices or at all. Further, we may be unable to continue to receive electricity supplies we have already secured (for example, we are unable to re-contract an expiring arrangement), leaving us to procure electricity at high prices or unable to secure sufficient power at all. A lack of electricity at reasonable prices will reduce our operating margins and potentially our competitiveness. A lack of sufficient electric power would reduce our capacity to conduct and grow the number of compute and storage servers we can operate, and therefore the amount of revenue we can generate.

Certain economic, environmental, and regulatory events or changes beyond our control, including acts of God such as natural disasters, climate change, wars, sabotage, epidemics, riots, loss or malfunctions of utilities, labor disputes, which may be transitory or chronic, could occur to restrict our access to electricity, or drive up the costs of electricity to a point that some or all of our planned, future or existing operations are uncommercial, which may lead to us being unable to grow our operations, or reducing, suspending or ceasing our data processing operations. The price of electricity available in the market more generally is dependent on numerous factors such as the types of generation, regulatory environment, electricity market structure, and supply/demand balances.

Our data center development business requires land suitable to the construction of power generation, or close to reasonably priced electricity sources. If we are unable to acquire rights to use such land, or lose the rights to land we occupy, this would likely mean that we would lose access to the relevant supply of electricity. A lack of access to the electricity or ability to generate electricity would significantly impact the profitability and viability of this business.

Any critical failure of key electrical or data center equipment may result in material impacts to our operations and financial performance.

Certain key pieces of electrical or data center equipment may represent single points of failure for some or all of the power capacity at our operating sites. Any failure or imminent risk of failure of such equipment may result in our inability to utilize some or all of our equipment in an affected location for the duration of time it takes to repair or remediate equipment, or procure and install replacement parts.

Due to the long-lead times required to acquire some of the equipment used in our operations, the failure of certain parts could result in lengthy outages at an affected location, and could materially impact our operations, financial results and financial condition.

A loss of confidence in our security system, or a breach of our security system, may adversely affect our business.

We will take measures to protect our business and our digital and physical assets from unauthorized access, damage or theft; however, it is possible that our security systems may not prevent the improper access to, or damage or theft of our assets. A security breach could harm our reputation or result in the loss of some or all of our assets. A resulting perception that our measures do not adequately protect our assets could adversely affect our business, financial condition, results of operations and prospects.

Cyber-security threats pose a challenge to our business and a risk of reputational damage.

Any breach of our digital infrastructure, or potentially the digital infrastructure of trusted third parties, could result in damage to our reputation, which could adversely affect our business, financial condition, results of operations and prospects.

Our security systems and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee, or otherwise, and, as a result, an unauthorized party may obtain access to our private keys and/or data. Additionally, outside parties may attempt to fraudulently induce employees of ours to disclose sensitive information in order to gain access to our infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security systems occurs, the market perception of the effectiveness of our security systems could be harmed, which could adversely affect our business, financial condition, results of operations and prospects. In the event of a security breach, we may also be forced to cease operations, or suffer a reduction in assets, the occurrence of each of which could adversely affect us.

We may be subject to material litigation, investigations or enforcement actions by regulators and governmental authorities.

We may become subject to certain claims, legal proceedings (including individual and class actions) and government investigations or enforcement actions, including in the ordinary course of business. Agreements we enter may include indemnification provisions that can subject us to costs and damages in the event of a claim against an indemnified third party. Regardless of the merit of particular claims, defending against litigation or responding to government investigations can be expensive, time-consuming, disruptive to operations and distracting to management. If we are unable to successfully defend against such claims then we may become liable to make substantial payments to satisfy judgments, fines or penalties, or alter, delay, limit or cease some or all its business practices. We also may suffer damage to our brand and reputation

Global climate change and related environmental regulations may have an adverse effect on our business operations and financial position.

Changes in climate and its effect on the environment such as changes in rainfall, weather patterns, water supplies and shortages, sea level and changing temperatures could have an adverse effect on our operations and financial performance. We operate in a variety of environments, and the potential physical effects of climate change on our operations, if any, are highly uncertain.

Extreme weather events may:

●	cause damage to one or more of our co-location facilities and therefore reduce our ability to maximize the performance of the compute and storage servers;

●	affect the delivery times of equipment ordered from our manufacturers and therefore impact our financial forecasts; and/or

●	cause power disruptions or cuts to our facilities, reducing operating times and the performance of the compute and storage servers.

Changes in tax law may negatively affect our business.

Changes to federal, state, local and foreign tax laws have the ability to benefit or adversely affect our earnings and our customer costs. Significant changes to corporate tax rates could result in the impairment of deferred tax assets that are established based on existing law at the time of deferral. A number of factors may increase our future effective income tax rate, including:

●	governmental authorities increasing taxes or eliminating deductions;

●	the jurisdictions in which earnings are taxed;

●	the resolution of issues arising from tax audits with various tax authorities;

●	changes in the valuation of our deferred tax assets and liabilities;

●	adjustments to estimated taxes upon finalization of various tax returns;

●	changes in available tax credits;

●	changes in stock-based compensation;

●	other changes in tax laws; and/or

●	the interpretation of tax laws and/or administrative practices.

Our operations could be negatively impacted by import tariffs and/or other government mandates.

We operate in or provide services to capital-intensive industries in which federal trade policies could significantly impact the availability and cost of materials. Imposed and proposed tariffs by the Trump administration could significantly increase the prices and delivery lead times on equipment that is critical to us and our customers. We face competition from source providers both in the U.S. and around the world. Prolonged lead times on the delivery of equipment and further tariff increases could adversely affect our business, financial condition and results of operations.

Advancements in artificial intelligence may lower the demand for high performance computing (“HPC”) and AI-specific data center infrastructure, which could have an adverse effect on our business, results of operations, and financial condition.

The AI industry is rapidly evolving, with continuous improvements in algorithms, software efficiencies, and hardware capabilities. Emerging AI technologies, may allow for complex AI operations to be executed with significantly less computing power than is currently required. This reduction in computational intensity could decrease the demand for specialized compute and HPC center services. If AI developers are able to achieve the same or better performance outcomes with more energy-efficient, cost-effective, or less resource-intensive technologies, they may adjust their need for large-scale, high-capacity data center solutions. This shift could have an adverse effect on our business, results of operations, and financial condition. We continuously monitor industry trends and invest in innovation to mitigate these risks. However, there is no assurance that we will be able to anticipate or respond effectively to such changes, which could have an adverse effect on our business, results of operations, and financial condition.

We may not have, or be able to obtain or maintain, relevant business insurance.

Due to the industry in which we operate, we may not be able to obtain or maintain some types of insurance that operators of similar businesses would usually obtain, on commercially viable premiums, or at all. Currently, we do not have any business liability or disruption insurance to cover our operations, other than director’s and officer’s liability insurance. We have determined that the costs of insuring for these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Any uninsured business disruptions may result in our incurring substantial costs and the diversion of resources, which could have an adverse effect on our results of operations and financial condition.

We have potential risks in connection with growth and acquisitions.

Our future growth may depend in part on our ability to acquire complementary businesses, technologies, or assets that have synergies with our business activities. Such acquisitions are subject to numerous risks, including, but not limited to: our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition; difficulty integrating the operations, technology, and personnel of the acquired entity, including achieving anticipated synergies; our inability to achieve the anticipated financial and other benefits of the specific acquisition; difficulty in maintaining controls, procedures, and policies during the transition and integration process; diversion of our management’s attention from other business concerns; and failure of our due diligence process to identify significant issues, including issues with respect to legal, tax, and financial contingencies. If we are unable to manage these risks effectively as part of any acquisition, our business could be adversely affected.

Any long-term outage or limitation of network connections at our data center sites could materially impact our operations and financial performance.

A secure, reliable and fast network connection is required for our data center customers to effectively interact with the infrastructure we develop and operate. Any extended downtime, bandwidth limitations or other constraints at our data center sites may reduce the ability of our customers to utilize our facilities, which could reduce our ability to generate income and create reputational risk for our business. We may not have backup network connections at all of our sites, and any backup connections may not be sufficient to support the needs of our customers in an affected location for the duration of the outage, limitations or constraints to the primary network connection.

Moreover, network outages or disruptions can lead to loss of connectivity to critical network services and applications necessary for data center operations. This includes potential impacts on remote monitoring and management tools, which are essential for maintaining optimal performance and responding to issues in real-time. Any delay in identifying and resolving problems can lead to prolonged downtime and further financial losses.

Furthermore, the reliability of our network connections is crucial for maintaining the security of our operations. Interruptions or limitations in connectivity can expose us to increased risk of cyberattacks or unauthorized access, as certain security measures may be compromised during periods of reduced connectivity. In the event of a network outage or limitations in connectivity, our ability to maintain regular business operations could be severely impacted, potentially leading to decreased revenue, increased operational costs, and damage to our reputation. The reliability of our network connections could also negatively affect our customers who rely on our data center services, leading to potential loss of business and long-term financial repercussions. Moreover, network outages, or the perception that our data center sites may be exposed to the risk of network outages where we have limited or no backup connections, could adversely impact our ability to compete in the market for data center development and services.

Our international operations expose us to risks related to foreign laws, political conditions, and currency fluctuations that could adversely affect our business, financial condition, and results of operations.

We are planning to construct and operate data centers in foreign countries. Operating in international markets subjects us to a number of risks that are not present in domestic operations, including: compliance with a wide variety of foreign laws, regulations, and government policies governing data centers, land use, environmental matters, labor, taxation, and foreign investment; unexpected changes in regulatory requirements, tariffs, customs, duties, and other trade barriers; difficulties in staffing and managing foreign operations; longer payment cycles and difficulty collecting accounts receivable; political instability, civil unrest, terrorism, and economic uncertainty; restrictions on repatriation of earnings or other funds from foreign operations; the potential for nationalization, expropriation, or other government actions affecting our assets; and differing legal systems, including challenges in enforcing contracts, protecting intellectual property, and resolving disputes.

In addition, we expect that a significant portion of our planned data center development expenditures, including construction costs, labor, and materials procurement will be incurred in currencies other than our reporting currency, which is the U.S. dollar. Fluctuations in the exchange rate between the U.S. dollar and these other currencies could materially affect the reported value of our assets, liabilities, revenues, and expenses. If the exchange rate moves adversely, our costs as reported in U.S. dollars could increase, and the value of our foreign-denominated assets could decline. We have not entered into any hedging arrangements to mitigate our foreign currency risk, and there can be no assurance that any hedging strategies we may adopt in the future will be effective. Currency fluctuations, combined with the other risks inherent in international operations, could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Development of Data Center Assets

We are at an early stage of development of our business, currently have limited sources of revenue, and may not become profitable in the future.

As we implement and pursue our New Strategy, we will be subject to the risks and uncertainties of a new business. We have not generated any revenues from our data center business, and we will need to invest heavily in order to establish this new line of business.

As we grow and develop this business, we will attempt to reduce the impact of variability on our revenue and colocation costs by entering into long-term contracts at each site. Given that we have no history of developing data center assets, the long-term profitability of these contracts cannot be presently determined. If we are unable to successfully implement our development plan or to increase our generation of revenue, we will not become profitable in the future.

In the long run, we intend to scale our company to increase our customer base and implement initiatives, including new business lines and global expansion. These efforts may prove more expensive than we currently anticipate and may not result in increased revenue or profitability in the short term or at all. We will also incur increased compliance costs associated with growth, expanding our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the revenue growth rate may be slower than we expect. There can be no assurance that we will operate profitably in the future.

We may be unable to access sufficient additional capital needed to grow our business.

We will need to raise substantial additional capital to build and then expand our data center operations, pursue our New Strategy and respond to competitive pressures or unanticipated working capital requirements. However, market conditions may limit our ability to raise funds in a timely manner, in sufficient quantities, or on terms acceptable to us, if at all, which could impair our growth and adversely affect our existing operations. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests, and the per share price of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness, pay dividends to our stockholders, or take other actions. We may also be required to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders. If we are unable to raise the additional capital needed to execute our future strategic growth initiatives, we may be less competitive in our industry and the results of these provisions could make investing in our common stock less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

We are subject to a highly evolving regulatory landscape and any adverse changes to or our failure to comply with any laws or regulations could adversely affect our business, prospects or operations.

Our customers’ businesses are subject to extensive laws, rules, regulations, policies and legal and regulatory guidance, including those governing securities, commodities, exchange and transfer, data governance, data protection, cybersecurity and tax. Many of these legal and regulatory regimes were adopted prior to the advent of the Internet, mobile technologies, AI and related technologies, cloud services and data center operations. As a result, they do not contemplate or address unique issues associated with AI, are subject to significant uncertainty and potential change, and vary widely across the U.S. and in other countries. These legal and regulatory regimes, evolve frequently and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another.

Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of AI, requires us to exercise our judgment as to whether certain laws, rules and regulations apply to us or our customers, and it is possible that governmental bodies and regulators may disagree with our or our customers’ conclusions. To the extent we or our customers have not complied with such laws, rules and regulations, we could be subject to significant fines and other regulatory consequences, which could adversely affect our business, prospects or financial condition.

Ongoing and future regulatory actions could effectively prevent our customers’ and our ongoing or planned co-hosting operations, limiting or preventing future revenue generation by us or rendering our operations obsolete. Such actions could severely impact our ability to continue to operate and our ability to continue as a going concern or to pursue our strategy at all, which would have a material adverse effect on our business, prospects or financial condition.

Our business depends upon the demand for data centers.

We intend to be in the business of owning, acquiring, developing and operating data centers and assets used in data centers. A reduction in the demand for data center assets, power or connectivity would have a greater adverse effect on our business and financial condition than if our operations were dedicated to a less specialized use. Our substantial development activities make us particularly susceptible to general economic slowdowns, as well as adverse developments in the data center, Internet, AI and data communications and broader technology industries. It is not possible for us to predict the future level of demand for our services or the future demand for the products and services of our customers. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for artificial intelligence operations and, consequently, data center assets. Changes in industry practice or in technology could reduce demand for the physical data center assets we provide. In addition, our customers may choose to develop new data centers or expand their own existing data centers or consolidate into data centers that we do not own or operate, which could reduce demand for our newly developed data centers or result in the loss of one or more key customers. If any of our potential key customers were to do so, it could result in a loss of business to us or put pressure on our pricing. Mergers or consolidations of technology companies could reduce further the number of our potential customers and make us more dependent on a more limited number of potential customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce the use of our data centers in the future. Our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

Our business is expected to have significant customer concentration.

We expect to generate a large portion of our revenue from a small number of customers. There are inherent risks whenever a large percentage of total revenue is concentrated with a limited number of customers. If we were to lose one or more of our potential customers, our operating results could be materially adversely affected.

We expect that a limited number of our potential customers will account for a high percentage of our revenue for the foreseeable future. In addition, demand for our services generated by these customers may fluctuate significantly from quarter to quarter. The expected concentration of our customer base could increase risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on our results of operations and cash flow. In the event that any of our potential customers experience a decline in their equipment usage for any reason, or decide to discontinue the use of our facilities, we may be compelled to lower our prices or risk losing a significant customer. Such developments could adversely affect our profit margins and financial position, leading to a negative impact on our revenue and operational results.

Failure to attract, grow and retain a diverse and balanced customer base, could adversely affect our business and operating results.

Our ability to attract, grow and retain a diverse and balanced customer base, consisting of enterprises, cloud service providers, network service providers, and digital economy customers, may affect our ability to grow our business. Our ability to attract customers to our data centers will depend on a variety of factors, including our product offerings, the presence of carriers, the overall mix of customers, the presence of key customers attracting business through ecosystems, the data center’s operating reliability and security and our ability to effectively market our product offerings. Our inability to develop, provide or effectively execute any of these factors may adversely affect the development, growth and retention of a diverse and balanced customer base and adversely affect our business, financial condition and results of operations.

Our new services could fail to attract or retain users or generate revenue and profits, or otherwise adversely affect our business.

Our ability to obtain, increase, and engage our customer base and to establish and increase our revenue depends heavily on our ability to create successful new services and thereafter to evolve our services, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing services or acquire or introduce new and unproven services, including using technologies with which we have little or no prior development or operating experience. These efforts, including the introduction of new services or changes to existing services, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. If our new services fail to engage users or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.

We intend to depend upon third-party suppliers for power, and we are vulnerable to service failures and price increases by such suppliers and to volatility in the supply and price of power in the open market.

We intend to rely on third parties to provide power to our data centers, and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. We may also be reliant on third parties to deliver additional power capacity to support the growth of our business. If the amount of power available to us is inadequate to support customer requirements, we may be unable to satisfy our obligations to our customers or grow our business. In addition, our data centers may be susceptible to power shortages and planned or unplanned power outages caused by these shortages. Power outages may last beyond our backup and alternative power arrangements, which would harm our customers and our business. Any loss of services or equipment damage could adversely affect both our ability to generate revenues and our operating results, harm our reputation and potentially lead to customer disputes or litigation.

In addition, we may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Utilities that serve our data centers may be dependent on, and sensitive to price increases for, a particular type of fuel, including hydroelectric. In addition, the total cost of delivered electricity could increase as a result of: regulations intended to regulate carbon emissions and other pollutants, ratepayer surcharges related to recovering the cost of extreme weather events and natural disasters, geopolitical conflicts, military conflicts, grid modernization charges, as well as other charges borne by ratepayers. Increases in the cost of power at any of our data centers could put those locations at a competitive disadvantage relative to data centers that are supplied power at a lower price.

We will depend on third parties to provide network connectivity to the customers in our data centers and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.

We are not a telecommunications carrier, and as a result, we will be dependent on telecommunications companies to provide the carrier capacity necessary for us to implement our business plan. Any carrier may elect not to offer its services within our data centers. Any carrier that has decided to provide network connectivity to our data centers may not continue to do so for any period of time. Further, some carriers are experiencing business difficulties or have announced consolidations. As a result, some carriers may be forced to downsize or terminate connectivity within our data centers, which could have an adverse effect on the business of our customers and, in turn, our own operating results.

Our data centers may require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to data centers is complex and involves factors outside of our control, including regulatory requirements and the availability of construction resources. We intend to obtain the right to use network resources owned by other companies, in order to attract telecommunications carriers and customers to our portfolio. If the establishment of highly diverse network connectivity to our data centers does not occur, is materially delayed or is discontinued, or is subject to failure, our operating results and cash flow may be materially adversely affected. Additionally, any hardware or fiber failures on this network may result in significant loss of connectivity to our data centers. This could negatively affect our ability to attract new customers or retain existing customers, which could have an adverse effect on our business, financial condition and results of operations.

Any delays or unexpected costs in the development of any new properties acquired for development may delay and harm our growth prospects, future operating results and financial condition.

We intend to build out data centers based on signed letters of intent at significant cost. Our successful development of this and future projects is subject to many risks, including those associated with:

●	delays in construction, or changes to the plans or specifications;

●

budget overruns, increased prices for raw materials or building supplies, or lack of availability and/or increased costs for specialized data center components, including long lead time items such as generators;

●	construction site accidents and other casualties;

●	financing availability, including our ability to obtain construction financing and permanent financing, or increases in interest rates or credit spreads;

●	labor availability, costs, disputes and work stoppages with contractors, subcontractors or others that are constructing the project;

●	failure of contractors to perform on a timely basis or at all, or other misconduct on the part of contractors

●	access to sufficient power and related costs of providing such power to our customers;

●	environmental issues;

●	supply chain constraints;

●	fire, flooding, earthquakes and other natural disasters;

●	pandemics;

●	geological, construction, excavation and equipment problems; and

●	delays or denials of entitlements or permits, including zoning and related permits, or other delays resulting from requirements of public agencies and utility companies.

In addition, development activities, regardless of whether they are ultimately successful, also typically require a substantial portion of our management’s time and attention. This may distract our management from focusing on other operational activities of our business. If we are unable to complete development projects successfully and on a timely basis, our business may be adversely affected.

If we incorrectly estimate our hosting capacity requirements and related capital expenditures, our results of operations could be adversely affected.

We will be continuously evaluating our capacity requirements in order to effectively manage our capital expenditures and operating results. However, we may be unable to accurately project our future capacity needs or sufficiently allocate resources to address such needs. If we underestimate these requirements, we may not be able to provide sufficient service to existing customers or may be required to limit new customer acquisition, both of which may materially and adversely impair our results of operations.

Certain natural disasters or other external events, including climate change or mechanical failures, could harm our business, financial condition, results of operations, cash flows, and prospects.

We may experience disruptions at our data centers due to natural disasters, such as fire, earthquake, pandemics, hurricane, and flood, and from mechanical failure, human error, physical or electronic security breaches, war, terrorism, sabotage and vandalism. Our systems may be susceptible to damage, interference, or interruption from modifications or upgrades, power loss, telecommunications failures, computer viruses, ransomware attacks, computer denial of service attacks, phishing schemes, or other attempts to harm or access our systems. Such disruptions could materially and adversely affect our business and our financial condition, operating results, cash flows, and prospects.

The uncertainty around climate change, potential regulatory developments to address it, and the relationship between climate change and the energy needs of AI data centers creates substantial uncertainty for our business.

There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business. With the energy demand of our business, we may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations.

Given the political significance and uncertainty around the impact of climate change and how it should be addressed, and energy disclosure and use regulations, we cannot predict how legislation and regulation will affect our financial condition and results of operations in the future in the U.S. and in other countries. Further, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change or energy use by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

Should we have additional space available for lease at any one of our data centers, our ability to lease this space to existing or new customers could be constrained by our ability to provide sufficient electrical power.

As customers increase their power footprint in our data centers over time, the corresponding reduction in available power could limit our ability to increase occupancy rates or network density within our data centers. Furthermore, our aggregate maximum contractual obligation to provide power and cooling to our customers may exceed the physical capacity at our data centers if customers were to quickly increase their demand for power and cooling. Should his occur, and we are not able to increase the available power and/or cooling or move the customer to another location within our data centers with sufficient power and cooling to meet their demand, we could lose the customer as well as be exposed to liability under our customer agreements. In addition, our power and cooling systems will be difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers. Any such material loss of customers, liability or additional costs could adversely affect our business, financial condition and results of operations.

Increased scrutiny and changing expectations from stakeholders with respect to our environmental, social, and governance (“ESG”) practices and the impacts of climate change may result in additional costs or risks.

Companies across many industries are facing increasing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, has resulted and may continue to result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny and reassuring our employees.

In addition, the physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supply of energy, could increase our insurance and other operating costs, including, potentially, to repair damage incurred as a result of extreme weather events or to renovate or retrofit facilities to better withstand extreme weather events. If environmental laws or regulations or industry standards in the U.S. or other places where we do business are either changed or adopted and impose significant operational restrictions and compliance requirements on our operations, or if our operations are disrupted due to the physical impacts of climate change, our business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted.

Our new business will require that we obtain permits and licenses relating to our operations and property, and if we fail to obtain or lose these permits and licenses, that would materially adversely affect our business.

We must obtain various permits, approvals and/or licenses in order to construct and operate our planned data center facilities. If such permits, approvals and/or licenses are not granted, or if they are lost, suspended, terminated or revoked, it may result in delays in construction of our facilities, require us to halt all or part of our operations, or cause us to be exposed to financial or other penalties at the affected locations. Such circumstances could have a material adverse effect on our business, financial condition and operating results.

Our operations are subject to environmental laws and regulations that may increase costs of operations, impact or limit business plans, or expose us to environmental liabilities.

As we develop data center assets, we may become subject to environmental laws and regulations affecting many aspects of our operations, including those affecting the development of data center assets. These laws and regulations can increase capital, operating and other costs; cause delays as a result of litigation and administrative proceedings; and create environmental compliance, remediation, containment, monitoring and reporting obligations for construction materials facilities. Environmental laws and regulations can also require us to install pollution control equipment at facilities we may someday operate, and correct environmental hazards, including payment of all or part of the cost to remediate sites where activities of other parties caused environmental contamination. These laws and regulations generally require us to obtain and comply with a variety of environmental licenses, permits, inspections and other approvals. Although we intend to comply with all applicable environmental laws and regulations, public and private entities and private individuals may interpret our legal or regulatory requirements differently and seek injunctive relief or other remedies against us. We cannot predict the outcome, financial or operational, of any such litigation or administrative proceedings.

Existing environmental laws and regulations may be revised and new laws and regulations seeking to protect the environment may be adopted or become applicable to us. These laws and regulations could require us to limit the use or output of certain facilities; prohibit or restrict new or existing services; retire and replace certain facilities; install pollution controls; remediate environmental impacts; remove or reduce environmental hazards; or forego or limit the development of resources and certain facilities where it operates. Revised or new laws and regulations that increase compliance and disclosure costs and/or restrict operations could adversely affect our results of operations, financial conditions and cash flows.

Data centers require significant amounts of water for cooling, and the availability, cost, and regulation of water may adversely affect our operations and development plans.

Data centers typically require significant amounts of water for cooling systems. The availability and cost of water are subject to factors beyond our control, including climate change, drought conditions, competing demand from agricultural, industrial, and municipal users, and governmental regulations. Certain jurisdictions have imposed or may impose restrictions on water use, water recycling requirements, or water efficiency standards that could limit the amount of water available for data center cooling or increase the cost of water. Water scarcity is a growing concern in many parts of the world, where seasonal variability and increasing demand from population growth and industrialization can create acute supply constraints.

If water becomes scarce or significantly more expensive at any of our data center locations, or if regulations restrict our ability to use water for cooling purposes, we may need to invest in alternative cooling technologies, such as direct liquid cooling, closed-loop systems, or dry cooling, that could require significant capital expenditures and may be less efficient or more costly to operate. In addition, our data center development projects could face delays or opposition from local communities or governmental authorities based on concerns about the impact of water consumption on local water supplies. The data center industry is facing increasing scrutiny from investors, regulators, and the public regarding water usage, and our failure to adequately address water-related risks could damage our reputation and adversely affect our ability to obtain permits or community support for our projects. Any of these factors could have a material adverse effect on our ability to develop and operate data center facilities, and on our business, financial condition, and results of operations.

We intend to develop and operate some or all of our data center projects through joint ventures, which exposes us to particular risks.

Our current business strategy includes the use of joint ventures and strategic partnerships to develop data center assets. Joint ventures involve risks that are not present in wholly owned operations, including the following.

●

Our joint venture partner may have business interests, strategies, or goals that are inconsistent with ours, and disagreements regarding the development, operations, financing, or strategic direction of the joint venture could result in delays, increased costs, impasses, or litigation.

●	We may not have sole decision-making authority over the joint venture, which could prevent us from taking actions that we believe are in our and our stockholders’ best interests.

●

Our partner may fail to fund its share of required capital contributions or otherwise fail to fulfill its obligations under the joint venture arrangements, which could delay or prevent the completion of a data center development project.

●	We may be unable to control the quality, timeliness, or cost of services and contributions provided by our partner.

●

Our partner may become insolvent or experience financial difficulties, leading to operational disruptions or the need to find a replacement partner on short notice and potentially on less favorable terms.

●	We may have difficulty exiting the joint venture on favorable terms, or at all, and any exit could require us to forfeit or write down our investment in the project.

If any of the foregoing risks were to materialize, our ability to develop and operate data center projects on a timely basis, or at all, could be adversely affected, and such events could have a material adverse effect on our business, financial condition, and results of operations.

We are dependent on third-party engineering, procurement, and construction contractors, and their failure to perform could materially delay our development projects and increase our costs.

The construction and development of data center facilities requires highly specialized engineering, procurement, and construction (“EPC”) capabilities, including expertise in high-voltage electrical systems, mechanical cooling infrastructure, structural engineering for mission-critical facilities, and fiber optic network installation. We do not have in-house construction capabilities and expect to rely entirely on third-party EPC contractors and subcontractors for the design, construction, and commissioning of our data center projects.

The pool of qualified contractors with demonstrated experience in large-scale data center construction is limited globally, and competition for their services is intense as data center development activity has accelerated worldwide. This is particularly true for specialized trades such as high-voltage electrical work, precision mechanical systems, and telecommunications infrastructure. In certain emerging markets where we may do business, the availability of contractors with the specific technical expertise required for hyperscale data center construction may be more limited than in more established data center markets, and we may face challenges in identifying and engaging contractors who can deliver work that meets our specifications and quality standards.

If our contractors or subcontractors fail to perform their obligations on a timely basis, deliver work product that does not meet our specifications or applicable building codes, experience labor shortages or disputes, encounter supply chain disruptions in procuring critical components such as generators, transformers, switchgear, or cooling equipment, experience financial difficulties, or otherwise fail to fulfill their contractual commitments, we may experience significant project delays, cost overruns, or quality deficiencies. We may have limited recourse against contractors for such failures, particularly in foreign jurisdictions where enforcement of contractual remedies may be more difficult or expensive. In addition, construction accidents or safety incidents at our project sites could result in personal injury, property damage, regulatory sanctions, or litigation, any of which could further delay construction and increase our costs.

Any of these risks could materially adversely affect our ability to complete and deliver data center facilities to our customers on schedule and within budget, and could have a material adverse effect on our business, financial condition, and results of operations.

Our data center cooling infrastructure may become inadequate as power densities increase, requiring significant additional capital expenditures.

Data centers designed for AI and high-performance computing workloads are increasingly requiring higher power densities per rack than traditional data center configurations. As power densities increase, conventional air-cooled data center designs may become inadequate to dissipate the heat generated by high-density computing equipment. The industry is rapidly evolving toward advanced cooling technologies, including direct liquid cooling, rear-door heat exchangers, and immersion cooling systems, and our customers may require that our facilities support these technologies as a condition of leasing space.

If the data center facilities we develop do not incorporate cooling infrastructure sufficient to support the power densities demanded by our customers, we may be required to retrofit or redesign our facilities at significant expense, or we may be unable to attract or retain customers seeking high-density deployments. Retrofitting existing facilities with advanced cooling systems can be disruptive, time-consuming, and costly, and there can be no assurance that such retrofits would be technically feasible or economically justified. Additionally, the cost and availability of advanced cooling technologies and the components required for their installation are uncertain and may increase as demand grows across the industry. Any failure to keep pace with evolving cooling requirements could make our data center facilities less competitive and could have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to identify and acquire suitable sites for data center development on acceptable terms, which could limit our growth.

Our ability to grow our data center development business depends on our ability to identify, evaluate, and acquire sites that are suitable for data center construction, including sites with access to reliable power, fiber connectivity, adequate water supply, and favorable zoning and entitlement conditions. Competition for suitable data center sites has intensified significantly as global demand for data center capacity has grown, and land prices in desirable locations have increased substantially. We may face competition for attractive sites from larger, better-capitalized competitors who are able to move more quickly or pay higher prices.

Even if we identify a suitable site, we may be unable to negotiate the acquisition on acceptable terms, or the site may have environmental contamination, title defects, encumbrances, or other issues that create remediation liabilities or increase development costs beyond what we anticipated. In international markets, land acquisition may be subject to additional complexities including restrictions on foreign ownership of land, requirements for governmental approvals, disputes over land title or boundaries, and the potential for delays caused by local administrative or legal proceedings. Changes in local zoning ordinances, land use regulations, or permitting requirements could prevent or delay development of sites we have acquired or are seeking to acquire. If we are unable to identify and acquire suitable development sites on acceptable terms, our ability to grow our business could be materially limited, and our financial condition and results of operations could be adversely affected.

Rising interest rates, tightening credit markets, or our inability to secure project-level financing could materially limit our ability to develop data center facilities.

Data center development is highly capital-intensive, and we expect to require significant project-level financing, including construction loans, term loans, and other forms of debt, to fund our development activities. Our ability to obtain such financing on acceptable terms, or at all, depends on a variety of factors, many of which are beyond our control, including prevailing interest rates, conditions in the credit and capital markets, our financial condition and results of operations, the perceived viability and risk profile of our development projects, the creditworthiness of our prospective customers, and lender appetite for data center construction risk in emerging markets.

Rising interest rates could significantly increase the cost of borrowing and reduce the economic returns of our development projects. Tightening credit markets could limit the availability of project-level financing or impose more restrictive terms, covenants, or collateral requirements that limit our operational and financial flexibility. Lenders may require personal guarantees, completion guarantees, or other credit enhancements that we may be unable or unwilling to provide. In addition, financing for data center projects in international markets may be more difficult to obtain than in the United States, due to lender unfamiliarity with the market, currency risk, political risk, or other factors. If we are unable to secure adequate financing for our development activities, we may be required to delay or abandon projects, reduce the scope of our development plans, or seek alternative financing on less favorable terms, any of which could have a material adverse effect on our growth, business, financial condition, and results of operations.

Community opposition and government moratoria on data center development could delay or prevent our planned projects.

Data center development projects have increasingly faced opposition from local communities, advocacy groups, and governmental authorities in jurisdictions around the world, based on concerns about energy consumption, strain on local power grids, water usage, noise from cooling and backup power equipment, visual impact, increased traffic during construction, and broader environmental impacts. In certain jurisdictions, government authorities have imposed moratoria or other restrictions on new data center development, citing concerns about the cumulative impact of data centers on local infrastructure and resources. While such moratoria have to date primarily been imposed in Europe and certain U.S. markets, similar restrictions could be adopted in other jurisdictions where we plan to develop data centers as the industry continues to grow and public scrutiny increases.

Community opposition could result in delays in obtaining required permits and approvals, the imposition of additional development conditions or mitigation requirements that increase our costs, litigation challenging our development plans, or negative publicity that could damage our reputation and make it more difficult to develop future projects. Local opposition may be particularly acute in regions where data centers are perceived to compete with residential or agricultural users for scarce resources such as electricity and water. If we are unable to obtain community support or required governmental approvals for our data center development projects, or if moratoria or other restrictions are imposed in jurisdictions where we plan to develop data centers, our ability to execute our development plans could be materially impaired, which could have a material adverse effect on our business, financial condition, and results of operations.

Risks Relating to Laws, Regulatory Frameworks, and Legal Action

Our business and financial condition may be materially adversely affected by changes to and/or increased regulation of energy sources.

Governmental authorities have to pursue and implement legislation and regulation to limit the amount of carbon dioxide produced from electricity generation and may continue to do so. To the extent any of our data centers are powered by non-renewable energy sources, this would adversely affect our ability to source electricity and increase the costs of that electricity. Potential increases in costs arising from compliance and environmental monitoring may adversely affect our operations and financial performance.

Data center activities are energy-intensive, which may restrict the geographic locations of our activities to locations with abundant sources of power, including from renewables. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to data center operators, including us.

Data centers require significant amounts of electrical power, and electricity costs are expected to account for a material portion of our operating costs. There has been a substantial increase in the demand for and cost of electricity for computing purposes, and this has had varying levels of impact on local electricity supply. The availability and cost of electricity will impact the geographic locations where we choose to locate our compute and storage servers and our data center development projects, and the availability and cost of electricity in the geographic locations in which our equipment facilities are located will impact our business, cash flows, results of operations and financial condition.

Should our operations require more electricity than can be supplied or generated in the areas where our compute and storage servers and our data center development projects are located or should the electrical transmission grid and distribution or generation systems be unable to provide the regular supply of electricity required, we may have to limit or suspend activities or reduce the speed of our proposed expansion, either voluntarily or as a result of either quotas or restrictions imposed by energy companies or governments, or increased prices for certain users (such as us). If we are unable to procure or generate electricity at a suitable price, we may have to shut down our operations in that particular jurisdiction either temporarily or permanently. Additionally, our data center development projects would be materially adversely affected by power outages including outages affecting power generation at our data center development sites, as applicable. Given the power requirement, it may not be feasible to run HPC/AI cloud services on back-up power generators in the event of a government restriction on electricity or a power outage, which may be caused by climate change, weather, acts of God, wild fires, pandemics, falling trees, falling distribution poles and transmission towers, transmission and distribution cable cuts, failure of power generation at our planned data center development site, including failures in fuel supply, other natural and man-made disasters, other force majeure events in the electricity market and/or the negligence or malfeasance of others. If we are unable to receive adequate power supply and we are forced to reduce our operations due to the lack of availability or cost of electrical power, our business could experience materially adverse impacts.

We are subject to governmental regulation and other legal obligations related to data privacy, data protection and information security. If we are unable to comply with these, we may be subject to governmental enforcement actions, litigation, fines and penalties or adverse publicity.

We collect and process data, including personal, financial and confidential information about individuals, including our employees and business partners; however, not of any customers or other third parties. The collection, use and processing of such data about individuals are governed by data privacy laws and regulations enacted in the United States and other jurisdictions around the world. These data privacy laws and regulations are complex, continue to evolve, and on occasion may be inconsistent between jurisdictions leading to uncertainty in interpreting such laws and it is possible that these laws, regulations and requirements may be interpreted and applied in a manner that is inconsistent with our planned information processing practices, and many of these laws are significantly litigated and/or subject to regulatory enforcement. The implication of this includes that various federal, state and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning data privacy, data retention, data transfer, and data protection. Such laws may continue to restrict or dictate how we collect, maintain, combine and disseminate information and could have a material adverse effect on our business, results of operations, financial condition and prospects.

In the United States, there are numerous federal and state laws and regulations that could apply to our operations or the operations of our partners, including data breach notification laws, financial information and other data privacy laws, and consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of personal information.

Regulatory restrictions that target AI, including, but not limited to, export restrictions may have a material adverse impact on our intended operations.

The increasing focus on the strategic importance of AI technologies has already resulted in regulatory restrictions that target products and services capable of enabling or facilitating AI, and may in the future result in additional restrictions impacting some or all of our service offerings. Such restrictions could include additional unilateral or multilateral export controls on certain products or technology, including, but not limited to, AI technologies. As geopolitical tensions have increased, semiconductors associated with AI, including GPUs and associated products, are increasingly the focus of export control restrictions proposed by stakeholders in the U.S. and its allies, and it is likely that additional unilateral or multilateral controls will be adopted. Such controls may be very broad in scope and application, prohibit us from exporting our services to any or all customers in one or more markets or could impose other conditions that limit our ability to serve demand abroad and could negatively and materially impact our business, revenue, and financial results. Export controls targeting GPUs and semiconductors associated with AI, which are increasingly likely, could restrict data center growth abroad, including in markets where we may be active. Further, our competitors may not be subject to similar restrictions, creating a competitive disadvantage for us and negatively impacting our business and financial results. Increasing use of economic sanctions may also impact demand for our services, negatively impacting our business and financial results. Additional export restrictions may not only impact our ability to serve overseas markets, but also provoke responses from foreign governments, including China, that could negatively impact our ability to provide our services to customers in all markets worldwide, which could also substantially reduce our revenue.

Management of these new licenses and other requirements is complicated and time-consuming. Our results and competitive position may be harmed if we are restricted in offering our services, if customers purchase services from competitors, if customers develop their own internal solution, if we are unable to provide contractual warranty or other extended service obligations, if the U.S. government does not grant licenses in a timely manner or denies licenses to significant customers, or if we incur significant transition costs. Even if the U.S. government grants any requested licenses, the licenses may be temporary or impose burdensome conditions that we cannot or choose not to fulfill. The new requirements may benefit certain of our competitors, as the licensing process will make our pre-sale and post-sale technical support efforts more cumbersome and less certain, and encourage customers to pursue alternatives to our services.

Risks Related to Ownership of our Common Stock

The price of our stock may be volatile, and you could lose all or part of your investment.

As we implement our New Strategy, the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this prospectus, these factors include:

●	introduction of new products or services offered by us or our competitors;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	our ability to effectively manage our growth;

●	actual or anticipated variations in quarterly operating results;

●	our cash position;

●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	publication of research reports about us or our industry;

●	changes in the market valuations of similar companies;

●	overall performance of the equity markets;

●	sales of our common stock by us or our stockholders in the future;

●	trading volume of our common stock;

●	changes in accounting practices;

●	ineffectiveness of our internal controls;

●	general political and economic conditions and other events or factors, many of which are beyond our control.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors, and 5% stockholders controlled the votes of approximately 91.02% of our common stock at November 5, 2026. These calculations were made excluding potential dilution from the remaining shares outstanding but unissued in our Equity Incentive Plan. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Further information is available in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Future sales and issuances of our common stock or securities convertible into or exercisable for our common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that we will need significant additional capital to pursue and implement our New Strategy. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, our existing stockholders may suffer material dilution and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Our common stock is thinly traded, and investors may be unable to sell some or all of their shares at the price they would like, or at all, and sales of large blocks of shares may depress the price of the our common stock.

We are not listed on any securities exchange; instead, our common stock is quoted on the OTC Markets (Pink). Accordingly, our common stock has historically been sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing shares of our common stock at prevailing prices at any given time may be relatively small or nonexistent. As a consequence, there may be periods of several days or more when trading activity in shares of our common stock is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. This could lead to wide fluctuations in our share price. Investors may be unable to sell their common stock at or above their purchase price, which may result in substantial losses. Also, as a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of shares of our common stock. The price of our common stock could, for example, decline precipitously in the event a large number of shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.

Our common stock is considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.

As long as the price of our common stock remains below $5 per share or we have net tangible assets of $2,000,000 or less, our common stock is likely to be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engage in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the salesperson working for the brokerage firm. These rules and regulations make it more difficult for brokers to sell shares of our common stock and limit the liquidity of our securities.

Our common stock may never be listed on a major stock exchange.

We currently do not satisfy the initial listing standards of a national or other securities exchange and cannot ensure that we will ever satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing, the trading price of our common stock could suffer, the trading market for our common stock may continue to be less liquid and the price may remain subject to increased volatility.

There are limitations in connection with the availability of quotes and order information on the OTC Markets.

Trades and quotations on the OTC Markets involve a manual process and the market information for these securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, an investor may not be able to sell shares of our common stock at the optimum trading prices.

There are delays in order communication on the OTC Markets.

Electronic processing of orders is not available for securities traded on the OTC Markets and high order volume and communication risks may prevent or delay the execution of one’s OTC Markets trading orders. This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes

The requirements of being a public company may strain our resources, distract management and cause us to incur substantial costs.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Securities Act. These rules, regulations and requirements are extensive. We incur significant costs associated with our public company corporate governance and reporting requirements, and these costs will increase as we pursue our New Strategy and grow our business. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees to comply with these requirements or engage outside consultants, which would increase our costs and expenses. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. These applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in reduced liquidity in the trading of our common stock, adversely impacting our ability to raise capital. A decline in the price of our common stock could be especially detrimental to our liquidity, operations and strategic plans. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to pursue and implement our New Strategy. If the price of our common stock declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to establish and continue our operations.

We are a “smaller reporting company” under the U.S. federal securities laws, and the reduced reporting requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

We are a “smaller reporting company” under U.S. federal securities laws. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors may not find our common stock attractive because we may rely on these exemptions and reduced disclosures. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter.

Risks Relating to our Management Team

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers, directors and advisors to the fullest extent permitted by law. However, any indemnification provided will be able to be satisfied by us only if we have sufficient funds. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors. In addition, certain of our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our chief executive officer will allocate time to other businesses, which limits the time he can spend on our business and may lead to conflicts of interest in how he allocates his time.

Our chief executive officer is not required to, and will not, commit full-time to our affairs, which may result in a conflict of interest in allocating his time between our affairs and his other businesses. Our chief executive officer is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our chief executive officer is not obligated to contribute any specific number of hours per week to our affairs. If our chief executive officer’s other business affairs require him to devote substantial amounts of time to such affairs in excess of his current commitment levels, it could limit his ability to devote time to our affairs, which may have a negative impact on our ability to pursue and implement our New Strategy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as previously reported by us on our Current Report on Form 8-K filed with the SEC on July 24, 2026, which disclosed our private placement made pursuant to Section 4(a)(2) under the Securities Act, we have not sold any unregistered securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.

(b)	None.

(c)

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K of the Exchange Act).

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 the registrant’s Registration Statement on Form S-1 filed with the SEC on March 12, 2020).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 the registrant’s Registration Statement on Form S-1 filed with the SEC on March 12, 2020).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2026).
10.1	Form of Share Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2026).
10.2	Stark Focus Group, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 10, 2026).
10.3

Executive Employment Agreement between Stark Focus Group, Inc. and Matthew Szot, dated September 21, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 25, 2026).

31.1*

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*

Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2026	STARK FOCUS GROUP, INC.

	By:	/s/ John Lipman
		Name:	John Lipman
		Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew Szot
		Name:	Matthew Szot
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

